Form 10-Q
period 1996-10-31
ROYAL CASINO GROUP INC
filed 1996-12-06
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549



FORM 10-Q



    Quarterly Report Pursuant to Section 13 or 15(d) of the

 Securities Exchange Act of 1934





For the Quarter ended October 31, 1996



Commission File No. 0-10315

 ROYAL CASINO GROUP INC.

 (Name of Registrant as specified in its charter)



                 Utah                                95-4091368


(State or other jurisdiction of            (IRS Employer


 Incorporation or organization)          Identification No.)





152 Sherman St.

Deadwood, SD 57732

 (Address of principal executive offices)



                         (605) 578-1299
                 (605) 578-1298

         (Registrant's telephone number)
  (Registrant's fax number)



      Securities registered pursuant to Section 12(g) of the Act:

   Common Stock,  $0.001 Par







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes      [ ] No



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[x] Yes     [ ] No



As of October 31, 1996 4,436,459 shares of registrant's no par value common stock were outstanding.





















ROYAL CASINO GROUP INC.




  INDEX





     Page



   Number







PART I.    FINANCIAL INFORMATION



Item 1.    Consolidated Financial Statements



           Balance Sheet  (Unaudited)

           as of October 31, 1996
 .................................................................
 ........           3



           Statement of Operations  (Unaudited)

           as of October 31,
1996.............................................................
 .............           5



           Statement of Stockholder's Equity  (Unaudited)

           as of October 31,
1996.............................................................
 .............           6



           Statement of Cash Flows  (Unaudited)

           as of October 31,
1996.............................................................
 .............	 7



           Notes to Financial Statements
(Unaudited)...........................................
8



Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations
 .....................................         12



PART II.   OTHER INFORMATION



Item 2.    Change in Securities.
 .................................................................
 .......         18



Item 6.    Exhibits and Reports on Form 8-K.
 ...................................................         18

































ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1996



ASSETS

Current Assets

	Cash - Bank				$ 393,452

	Casino Funds   				   202,906

	Chip/Token Liab.		              (180,152)



		Net Casino Funds							$ 416,206



	Accounts Receivable			       9,559

	Accrued Revenues			     13,411

	Inventories

		Slot parts			       4,245

		Food				     15,316

		Bar				       3,777

		Souvenirs			     18,109

		Gaming Supplies		       7,079

	Prepaid Device Stamps			   120,000

	Other Prepaids				   145,004

	Marketable Securities			     38,700

	Health Ins. Rcvble - CMC		     13,539

						                  			$  388,739



	Total Current Assets					             	$  804,945



Fixed Assets

	Slot Machines				$ 513,884

	Other Gaming Device			     14,548

	Monetary Control			     53,535

	Casino F&F				   116,713

	Deadwood Stage			   232,007

	Restaurant Equipment			     74,237

	Restaurant Furnishing			     29,096

	Restaurant Smallware			     38,026

	Bar F&F				     17,578

	Security & Surveillance 		     43,742

	Hotel Furnishings			     27,755

	Office Equipment			     77,621

	Leasehold Improvements		1,005,973

	Parking Lot				     12,145

	Accum. Depreciation			(   92,497)



	Land					  337,022



	TOTAL FIXED ASSETS						$ 2,501,385

Other Assets

	Investment in Subsidiary		             0

	Advance to Subsidiary 			             0

	Stock Subscription Receivable		      6,250



	TOTAL OTHER ASSETS						$        6,250



	TOTAL ASSETS							$ 3,312,580

ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 1996







LIABILITIES & EQUITY





Current Liabilities

	Accounts Payable			$   151,843

	Payroll Taxes				       25,084

	Sales Taxes Payable			         3,259

	Accrued Interest			                0

	Accrued Wages				       31,028

	Health Ins. Claims Payable		       13,539

	Gaming Taxes Payable			       10,193

	Prop. Taxes Payable			       50,775

	Customer Prepaid Deposits		                0

	Chips & Token Float			                0

	Pro. Meter Liabilities			         5,184

	Other Current Liabilities       		         3,601

	Short Term Notes
     0



		TOTAL CURRENT LIABILITIES					$  294,506



Long Term Liabilities

	Capital Leases



		TOTAL LIABILITIES



Equity

	Common Stock				$        4,436

	Common Additional Paid in Capital	   2,773,666

	Preferred Stock				   2,440,000

	Retained Earnings			  (2,200,028)



	TOTAL EQUITY						             $ 3,018,074



TOTAL LIABILITIES & EQUITY					             $ 3,312,580



























PREPARED BY MANAGEMENT

(SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS)

ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

OCTOBER 31, 1996









							October 31, 1996         October 31, 1995


                               (unaudited)
(unaudited)

REVENUES

	Casino						        419,734

	Food & Beverage				        186,063

	Room						          64,495

	Other						          45,647



							        715,939



	Less Promotional Allowances		       	       (  30,784)





		NET REVENUES			         685,155





COSTS & EXPENSES

	Casino						         513,371

	Food & Beverage				         166,652

	Rooms						             8,983

	General & Administrative 			         289,855
87,361

	Depreciation/Amortization			           66,651
          _______



							      1,045,512



LOSS FROM OPERATIONS
   (   360,357)                          (  87,361)



OTHER (INCOME) EXPENSE

	Interest Expense
1,565

	Other Income					        (   9,749)

	Interest Income				                     (   4,442)



							      (   12,626)



LOSS BEFORE INCOME TAXES



INCOME TAX PROVISION



NET LOSS						     (  347,731)                          (
87,361)





NET LOSS PER SHARE    $.078



WEIGHTED AVERAGE COMMON STOCK O/S (PRIMARY)    	4,402,625



PREPARED BY MANAGEMENT

(SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS)



ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT

QUARTER ENDED OCTOBER 31, 1996





                                                    Common Stock
                        Preferred Stock
Deficiency             Total

                                                  Shares
      $                     Shares                 $__



Balance

7/31/96                                  4,334,959     2,654,102
            1,000,000        2,440,000         <1,852,297>
 3,241,805



Issuance of Common

Stock for Service & Debt         101,500        124,000

                    124,000



Reversal of Warrants                (1,278)          (1,278)

                          (1,278)

Exercised



Warrants Exercised                     1,278            1,278

                              1,278





Net  profit <loss>

of the quarter

ended  10/31/96

    <     347,731>     <   347,731>



                                              __________
________       _________     _________              _________
    _________

Balance at

10/31/96                                    4,436,459
2,778,102     1,000,000       2,440,000             <2,200,028>
      3,018,074

















































PREPARED BY MANAGEMENT

    (See accompanying notes to unaudited financial statements)





ROYAL CASINO GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS



QUARTER ENDED OCTOBER 31, 1996







Cash flows from operating activities:



		Net profit  <loss>

 $   <347,731>



		Adjustments to reconcile net loss to net cash from operations:

		Depreciation/Amortization						             66,651

		Stock issued for Services						           124,000

		Unrealized Gain on Marketable Securities				             -
8,700



		 	(Increase) Decrease In Prepaid Expenses					          (
12,926)

		(Increase) Decrease In Accounts Receivable
7,922

		(Increase) Decrease In Deposits and Other
3,586

		Increase (Decrease) In Accounts Payable					          (130,866)

		Increase (Decrease) In Accrued Expenses					          (
15,014)

		Increase (Decrease) In Other Current Liabilities
(  27,113)

		Increase (Decrease) In Accrued Payroll					          (  44,412)



                 -------------




		        Net cash  used for operating activities:
                                               (384,603)





			Cash Flows From Investing Activities

		Acquisitions of Property & Equipment					          (  35,260)



                 ------------

		        Net cash  used for investing activities
                                               (  35,260)





			Cash flows from financing activities

		Principal Payments on Short Term Debt					          (178,632)



                 -------------



		                   Net cash from financing activities
     (178,632)





			Net increase <decrease> in cash and cash equivalents
                                                 (598,495)




	Cash & Cash Equivalents, Beginning of Period
1,014,701



                -------------

	Cash & Cash Equivalents, End of Period						           416,206

















								PREPARED BY MANAGEMENT

                                                       (See
accompanying notes to unaudited financial statements)



ROYAL CASINO GROUP INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED OCTOBER 31, 1996



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Organization, Business and Basis of Presentation:



	The Company, which is a Utah Corporation, was originally formed on March 21, 1981, under the name "Arrowhead Energy Corporation"
("Arrowhead") which later changed its name to "Reliance
Enterprises, Inc." ("Reliance").  At the time of incorporation,
Arrowhead, and subsequently  Reliance,  were engaged primarily in the acquisition and drilling of oil and gas prospects
principally through private sales of limited partnership
interests.  On March 5, 1986, Reliance filed for protection
under Chapter 11 of the United States Bankruptcy Code. On April
18, 1988, Reliance acquired Capitol Television Network Inc., a
California corporation  ("CTN California")  formed on December
31, 1986, in exchange for a controlling interest in Reliance.
"CTN California's" president and largest shareholder was Jon
Elliott.   Pursuant to a Plan of Reorganization, as Confirmed by
the U.S. Bankruptcy Court, Reliance emerged from bankruptcy proceedings and amended its Articles of Incorporation to change its name to Capitol Television Network Inc. The Company was formed to establish a national broadcasting network to provide programming via satellite for independent and low power television stations. Due to the company's inability to attract the necessary funds to commence and sustain operations, combined with the then current recession, the Company ceased operations in January, 1992. The Company was dormant until January, 1994 when it amended its Articles of Incorporation to change its name to Royal Casino Group Inc.



	Goldiggers Hotel & Gaming Establishment



	On August 17, 1995 the Company entered into an Agreement in Principal with Casino Magic to acquire all the assets and liabilities, exclusive of inter-company debt, of "Goldiggers"
Hotel and Gaming Establishment in Deadwood, South Dakota for one million shares of the Company's non-dividend bearing, convertible, redeemable preferred stock. Although the Company can redeem any amount of these shares at any time up to 36 months from issuance, Casino Magic may convert one third of the shares into common shares on a one-for-one basis each year. As part of the transaction Casino Magic was issued 500,000 warrants to be converted on a one-for-one basis into the Company's common shares with an exercise price of $4 each. The warrants are callable by the company at $1 each, expire in five years and will be registered if called. Customary piggy-back registration rights apply. The transaction was subject to two conditions;
the first called for a definitive agreement to be approved by the board's of both companies which was accomplished and signed in December, 1995, and the second condition being the issuance to Royal Casino Group of a gaming license by the South Dakota Commission on Gaming. Royal Casino received this license on June 6, 1996. The acquisition of this property allowed the Company to commence operations with a casino that is generating revenues of approximately $2.5M annually. In addition this acquisition allows the Company to move out of the developmental stage, achieve a flow of revenues and net assets of $2.4M.



	Goldiggers Hotel & Gaming Est. consists of three separate but connected buildings housing 87 slot machines, 10 video lottery machines plus three blackjack tables, a fine dining restaurant, bar and nine room hotel located in historic Deadwood, South
Dakota. Deadwood, a turn-of-the-century restored gold mining town nestled in the famous Black Hills of South Dakota, is on the National Historical Registry and attracts over 1.5 million visitors per year. In addition to acquiring Goldiggers, the Company acquired the Deadwood Stage, a transportation system consisting of two 47 passenger buses, three 25 passenger buses, a20 passenger bus plus an assortment of vans and school buses which are primarily used to bring gaming patrons to the casino.



	Wyatt, Missouri Riverboat Casino



	On November 9, 1995 the Company signed a definitive 25 year Docking and Franchise agreement with the City of Wyatt, Missouri granting Royal Casino Group the exclusive right to develop and manage a Riverboat Casino Entertainment Center on the
Mississippi River. The agreement contains five additional five year renewal periods at Royal's option.  Wyatt is located where the states of Missouri, Illinois & Kentucky meet and is just 20 miles from Tennessee. The location, strategically situated at the confluence of the Ohio and Mississippi Rivers, is visible from both Interstate 57, the main north-south artery from
Chicago to New Orleans, and U.S. Highways 60/62 connecting Southeast Missouri to both Illinois & Kentucky. Highway 60/62, currently being widened to four lanes, is the main trafficked road to Branson, Missouri and its millions of annual visitors. Combined daily vehicle count tops 15,000 with an additional
10,000 vehicles traveling each day on Interstate 55 less than twenty minutes from the site. Interstate 55 is the main north-south artery between St. Louis & New Orleans. A 5-state territory with a population of just under 2 million is within
100 miles. The closest operating riverboat casino is Players located approximately 40 miles away in Metropolis, IL with
annual revenues in excess of $70M.   ROYAL plans, subject to
receiving the required regulatory approvals, to develop a Riverboat Casino Entertainment Complex including a 7,400 square foot Visitor's Center containing a 150 seat buffet restaurant, lounge, ticketing area plus a Missouri Arts & Craft shop.



	On March 23, 1996 the Company and a local landowner entered into a three year lease with an unlimited number of five year renewal options (at base plus customary CPI adjustments) plus an option to purchase 50 acres of land directly on the Mississippi River near Wyatt, Missouri. The term and annual lease payments of $50,000 commence upon the earlier of the Company beginning construction on the land or the selection of its gaming application for review by the Missouri Gaming Commission. The Company has an option for three years to purchase the land for $300,000 with 50% of the rent paid credited towards the purchase price. Ten percent of the rental sum due for the initial three year term will be payable in the Company's restricted common stock priced at the average ask price of the Company's shares for the preceding 15 trading days prior to the payment due date. As a condition of the transaction, the City of Wyatt will annex the property into the city with the lessor paying the costs associated with this procedure. This annexation is anticipated to be completed during the first quarter of 1997 although no assurances to this effect can be given due to the complexities and variables associated with this procedure.



	In April, 1996 the Company submitted its application for the required regulatory docking permits to the Army Corps of Engineers. [See Subsequent Events]



	Current Operations



	The Company made no material sales from inception until its acquisition of Goldiggers Hotel & Gaming Est. from Casino Magic Corp. on June 13, 1996. Consequently, the revenues shown are difficult to compare to the previous years same quarter when the Company had not yet achieved any revenues. Additionally, many non-reoccurring costs associated with the closing of the acquisition are expensed in this quarter. Further, the Company made capital improvements to the property which are also reflected in this quarter's statements. The Company, through its desire to make every employee a stockholder gave shares to its employees which resulted in a one-time salary and payroll taxexpense of $116,159. It is anticipated that additional losses will be incurred in the future as the Company continues to make capital improvements to Goldiggers and develops other casino properties and will continue until the planned expansion to Goldiggers has been completed and/or Company's second property is operational.



	Royal Casino Group Inc. Is a publicly traded company whose stock trades on the NASDAQ Over-The-Counter ("OTC") Bulletin
Board under the symbol "WINZ".



Basis of Financial Statements:



The accompanying financial statements have been prepared with the Company as a going concern. Royal Casino's revenues are derived solely from its wholly-owned subsidiary, Atlantic-Pacific Corp. which operates Goldiggers Hotel & Gaming establishment in Deadwood, South Dakota. Goldiggers has its own revenues and expenses while Royal Casino Group has additional corporate operating expenses normally associated with a developing company. The Company will require a continuous flow of capital to develop the casinos the Company aspires to open.



Income Taxes:



The Company is current with all its Federal and State Income Tax filings. The Company does not owe any Federal or State Income Taxes. The Company has recorded a full evaluation allowance against income tax benefits for all years presented in its July 31, 1996 audit due to uncertainty related to the Company's ability to realize such tax benefits in future periods. The Company's deferred tax assets and net operating loss carryforwards are $373,000 for 1996 and $111,925 for 1995.



Officers' Salaries:



Officers' salary expense for the period was $56,250.



Loans payable, Officers/Directors-Stockholders:



There are no Officers or Directors loans outstanding at the end of this quarter.





Stockholders' Equity

Common Stock:



The Company has 150,000,000 shares authorized, 4,436,459 issued and outstanding. There are presently outstanding 1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 1997. The "B" Warrants are callable by the Company at a purchase price of $.20 per Warrant.



Preferred Stock:



The Company has 100,000,000 shares authorized of which 1,000,000 are issued and outstanding. In June, 1996 the Company issued 1,000,000 Class A Preferred Shares to Casino Magic Corp. in connection with its acquisition of Goldiggers Hotel & Gaming Establishment. These shares are non-dividend bearing, convertible and redeemable up to one third of the total number of shares issued each year for three years at Casino Magic's option. The Company has received a request from Casino Magic to convert one third of theshares into common shares. The Company is actively preparing a registration statement to do so although there can be no assurance when it will become effective.



Stockholders' Equity

Stock Options:



Under the terms of its nonqualified employee stock option plan the Company is authorized to establish a plan for up to two hundred and fifty thousand (250,000) shares of Common Stock pursuant to a resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws. The Company has issued one hundred and seventy thousand (170,000) options to its officers/directors-stockholders. The options may be exercised at a purchase price of $1.25 per share. The options expire on January 31, 1999. The common stock issued pursuant to these options are restricted under the Securities and Exchange Commission Rule 144.





                                         PREPARED BY MANAGEMENT



































Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



	The following discussion provides information on results of operations, liquidity, capital resources, and the impact of inflation on the Company. The financial statements and notes thereto also contain information that is pertinent to this analysis.



Selected Financial Data:



The selected financial data set forth below should be read in conjunction with the financial statements and related notes.
Balance sheet information is presented as of the end of the period shown.



	The following table summarizes certain selected unaudited financial data and is qualified in its entirety by the more detailed financial statements included elsewhere herein. For the quarter ended October 31, 1996, the Company had revenues of $715,939 and a consolidated net loss of $347,731. The Company's revenues are derived from its wholly-owned subsidiary, Atlantic-Pacific Corp. which operates Goldiggers Hotel & GamingEstablishment in Deadwood, South Dakota.



October 31, 1996

(Unaudited)





Total Assets
 .................................................................
 ...............................   $ 3,312,580



Total
Liabilities......................................................
 .......................................   $     294,506



Shareholders' Equity
 .................................................................
 .................    $ 3,018,074



Shares Outstanding



	Common Stock .............................................
4,436,459  (1)

	Series A Preferred Stock ..............................
1,000,000





Net Tangible Book Value

	Per Share of Common

	Stock . . . . . . . . . . . . . . . .  $0.68



	(1) There are presently outstanding 1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock
at a purchase price of $20 until January 26, 1997.   The "B"
Warrants are callable by the Company at a price of $.20 per Warrant. This calculation assumes that none of the aforementioned "B" Warrants have been exercised.







General Financial Condition



The Company is in good financial condition with assets including cash and no debt. The Company has the ability to borrow funds for modest capital improvements to its existing gaming property through its current banking relationship. The Company will be seeking to finalize the funding necessary for expansion to Goldiggers within the Company's second fiscal quarter although there is no guarantee that the funding will be available on terms and conditions acceptable to the Company



Results of Operations:



From May, 1996 until their expiration on July 26, 1996, over 1,000,000 of the Company's Class "A" Warrants were exercised at $1 providing the Company with substantial operating capital to complete the acquisition of Goldiggers from Casino Magic and commence operations. The Company has funds on hand and borrowing capabilities at its bank to manage ongoing operations for the 1997 fiscal year without seeking additional financing. However, to acquire or develop additional gaming properties and expand its existing property, the Company will require funding in varying amounts, time frames and methods corresponding to each of the gaming opportunities the Company elects to pursue.



	Goldiggers



	The Company, since it assumed control of Goldiggers Hotel & Gaming Est. in mid-June, has continued to invest in capital improvements. First, Royal Casino Group has replaced more than 50% of the slot machine game program chips with current, new, more customer-appealing games and redesigned the casino's layout to create a more open customer-friendly appeal. Second, the Company has turned the adjacent land into a parking lot for its hotel guests saving $50,000 per year in parking expense. Third, the Company has relocated and built a new gift shop and ordered new apparel with the Goldiggers logo. Fourth, the Company has installed new kitchen equipment resulting in increased efficiency in Goldiggers' restaurant and upgraded the quality of the food. Fifth, the Company has undertaken a major cleanup of the property; repainting the front, side and rear entrances, refurbishing the copper and brass entrance moldings, ordering new signs for the front of the building, new roof lights to brighten the front of the building and new uniforms for its managerial personnel. Simultaneously, the Company has implemented cost cutting measures such as instituting a comprehensive yet less expensive employee health insurance program. Royal Casino Group is developing an aggressive marketing program.



	Viewing a year-over-year comparison of operations gross casino revenues were down 18% in this period. Management attributes this decrease to less visitors in the Black Hills in general and Deadwood in particular as compared to the previous summer tourist season as a direct result of the cutting of the State's tourism budget. Deadwood gaming revenues have been negatively impacted. Further comparison shows that despite the decrease in the number of tourists to the area and customers in Goldiggers, restaurant and beverage sales remained constant with last year, hotel revenue increased 18% while management-implemented cost-cutting measures and tighter expense controls reduced the casino's operating costs in excess of 11%. Although the property experienced a loss of $25,000 for the quarter, overall
EBITDA resulted in a 22% improvement as compared to last year.



	Wyatt, Missouri Riverboat Casino



	On October 8, 1996 the Army Corps of Engineers issued a public notice seeking comments to determine whether to grant a Section
401 water quality certification permit which would grant Royal
Casino Group the permission necessary to dock its planned riverboat at its planned location in Wyatt, Missouri.
Interested parties have until November 7, 1996 to respond. It is anticipated that the Army Corps together with the Missouri
Department of Natural Resources will make a determination on this matter within several weeks after receiving the comments, although no time frame can be assured due to the potential for unanticipated delays.



	Amendment to Articles of Incorporation



	Subject to the Corporation's request on August 5, 1996 the Company received a Certificate from the Utah Division of Corporations and Commercial Code amending its Articles of Incorporation to include the par value of a mil per share for the Corporation's Common and Preferred Stock as of August 1,
1996.



	Appointment of Auditors



	At a Board of Directors meeting on August 12, 1996 the Board decided to replace the Company's auditors, Caldwell, Becker
Dervin & Petrick of Woodland Hills, California with Arthur
Andersen LLP. A Form 8-K stating this event and that there were no disagreements with the previous auditors was filed on August
14, 1996 a copy of which is included as an exhibit to this report.



	Employment Agreements



	At a September 25, 1996 Board Meeting the Board formally approved of the Employment Agreements for both Jon Elliott, the Corporation's President and CEO and Larry Close, the
Corporation's Vice President of Gaming.    In addition the Board
approved the automobile leases for both Mr. Elliott and Mr. Close. Further, since the Corporation was relocating its Corporate Headquarters from California to South Dakota, the Board approved the Company purchasing a residence on behalf of Mr. Elliott until Mr. Elliott received approval from his mortgage lender. The Corporation agreed to resell the home to Mr. Elliott at the same price however, Mr. Elliott agreed to pay the Company 9% per annum interest on all funds expended in this fashion. The home was purchased on August 19, 1996 and resold to Mr. Elliott on September 13, 1996. Mr. Elliott has paid the Company its interest in full in regards to this transaction.



	Consulting Agreements



	On August 13, 1996 the Company entered into a public relations contract with Pinnacle Funding Corp. of West Palm Beach,
Florida.  The agreement calls for the Company to pay Pinnacle
$7,500 per month for nine months, issue Pinnacle 90,000 common shares from its active S-8 registration to be delivered 30,000 upon signing, 30,000 in three months and 30,000 in six months and grant Pinnacle options to purchase 350,000 common shares at prices ranging from $1.25 to $2.50.



	On October 1, 1996 the Company renewed its financial public relations contract with Gaming Venture Corp. (formerly Lucky
Management) for a fee of $2,500 per month plus options to purchase 18,000 restricted common shares of the Company's stock at $0.88.



	Stock Issuances



	On August 14, 1996 the Corporation instructed its transfer agent to issue three certificates each in the amount of 30,000 common shares in the name of Pinnacle Funding Corp. from the Company's active S-8 Registration # 33-34786. One of these certificates has been delivered to Pinnacle.



	On October 9, 1996 the Company instructed its transfer agent to issue: 7,000 common shares in the name of Dalton & Mathias as a portion of their consulting compensation for their efforts as the Corporation's outside accounting firm and, 2,500 common shares to Lloyd Covens, for his consulting services in Trinidad, Colorado in connection with the Company's efforts to develop a casino in that community. Both of these issuances were from the Company's active S-8 registration # 33-34786.



	Atlantic-Pacific Corp. Audit



	Pursuant to a Securities & Exchange Commission requirement that in an acquisition, if the acquired entity represents 40% or more of the annual sales of the acquiring entity, a Form 8-K must be filed within 15 days announcing the acquisition with a second
Form 8-K containing audited financial statements for the
acquired entity's most recent three year period filed within the
following 60 days.   As Atlantic-Pacific, the Company's
wholly-owned subsidiary which owns and operates Goldiggers, was deemed not material by Casino Magic's auditors due to the percentage of total sales it represented, the Company retained the Minneapolis office of Arthur Anderson, LLP to conduct the required audit. The audit was completed and filed with a Form
8-K within the allowed time frame on August 28, 1996. Acopy of this Form 8-K is included as an exhibit with this report.



	Other Matters



	On September 18, 1996 the Company filed a Form 8-KA replacing the Form 8-K filed August 14, 1996. The amended filing included the words "through the date of dismissal" to Item 4. (a) (iv) in connection with the absence of any disagreement with the Company's former auditors on any work they performed on the Company's behalf. A copy of this Form 8-KA is included as an exhibit with this report.



 	On August 5, 1996 Stephen Grogan, a former Officer and Director of the Company sued Royal Casino Group Inc. and Jon Elliott, its President seeking unspecified damages alleging breach of contract against the Company, conversion and statutory theft against both the Company and Jon Elliott and tortuous interference with contract and exemplary damages against Jon Elliott. The Company strongly believes these charges are meritless and intends to vigorously defend these actions. In addition, the Company has asserted numerous affirmative defenses in response to the action filed by Mr. Grogan. This action stems from the Company canceling shares issued to Mr. Grogan for services to be performed as an officer and director. As Mr. Grogan voluntarily resigned as both an officer and director the Company believes he defaulted on his obligations to the Company and by his action rendered his ability to perform the duties for which he was to receive shares impossible. Further, the Company believes Mr. Grogan performed acts that were contrary to the interests of the Company and its shareholders and caused damages to the Company.





		The Company continues to pursue the acquisition and development of small to mid-sized casino opportunities throughout the country



Revenues



The Company's revenues are derived from its wholly-owned subsidiary, Atlantic-Pacific Corp. which operates Goldiggers Hotel & Gaming Establishment in Deadwood, South Dakota. Viewing a year-over-year comparison of operations gross casino revenues were down 18% in this period. Management attributes this decrease to less visitors in the Black Hills in general and Deadwood in particular as compared to the previous summer tourist season as a direct result of the cutting of the State's tourism budget. Deadwood gaming revenues have been negatively impacted. Further comparison shows that despite the decrease in the number of tourists to the area and customers in Goldiggers, restaurant and beverage sales remained constant with last year, hotel revenue increased 18% while management-implemented cost-cutting measures and tighter expense controls reduced the casino's operating costs in excess of 11%. Although the property experienced a loss of $25,000 for the quarter, overall EBITDA resulted in a 22% improvement as compared to last year.



Direct Expenses



The Company has had sufficient cash on hand to pay all its expenses associated with maintaining the Company



Consulting Fees



The Company expensed $70,900 in consulting fees in this period.
Of this amount $20,900 is outstanding, $20,000 was paid in cash and the balance was paid in common stock.

Equipment Rental, Overhead Reimbursement, Rent, Support Services



The Company pays rent of $425 per month for its corporate offices. Atlantic-Pacific pays a monthly rent of $19,500 for Goldiggers. Atlantic-Pacific has $4,368 owed on equipment rental.









Impact Of Inflation Upon The Company



Inflation has not impacted the Company.





Subsequent Events



Royal Casino Group had an active interest in an initiative in Trinidad, Colorado which would have allowed a local referendum to permit gaming. The Company had a representative in the community negotiating with Realtor's which, the Company believed, would give it a significant competitive advantage over the competition. However, the measure was defeated in the November 4 election.



The Company reached an accord to lease a Nevada casino property with an option to buy, however negotiations to complete the transaction appear to have stalled.



The Company is in the early stages of actively investigating and evaluating specific casino opportunities in certain markets which fit the Company's goal to acquire and manage casinos in small to mid-sized markets.



The Company believes that Stephen Grogan, a former Officer and Director of the Company, performed acts while serving as an Officer and Director of the Company that were contrary to the interests of the Company and its shareholders and caused damages to the Company. As such on November 21, 1996 the Company filed suit against Stephen Grogan in Lawrence County, South Dakota, the County where the Company maintains its corporate headquarters. The suit alleges deceit, fraud and breach of fiduciary duties against Stephen Grogan and seeks the return of the Company's stock issued to Mr. Grogan together with the return of the proceeds Mr. Grogan received from the sale of common shares of the Company's stock.









































						PART II.  OTHER INFORMATION



Item 2. 	Changes in Securities



            		NONE



Item 6.		Exhibits and Reports on Form 8-K





 		a.	Exhibits



			None.



	Exhibits others than those listed have been omitted because
they are non- 	    	existent, inapplicable or because the
information is given in the financial
	statements of the Company.



		b.	Reports on Form 8-K



		1.	Form 8-K which was filed with the SEC on August 12, 1996,
with 				exhibits.



2.	Form 8-K which was filed with the SEC on August 27, 1996 with exhibits.



		3.	Form 8-KA which was filed with the SEC on September 18,
1996

      			with exhibits.













































                                                  SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.








             ROYAL CASINO GROUP INC.




                            (Registrant)






      By: _  _/s/  Jon F. Elliott____________


           Jon F. Elliott, President


           and Chief Executive Officer





Date:  December 15, 1996_____






     By: _  _/s/   Larry C. Close


            Larry C. Close


            Director, Vice President