Form 10-Q
period 1997-01-31
ROYAL CASINO GROUP INC
filed 1997-04-01
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934



For the Quarter ended January 31, 1997



Commission File No. 0-10315

ROYAL CASINO GROUP INC.

(Name of Registrant as specified in its charter)



Utah                       95-4091368

       (State or other jurisdiciton of         (IRS Employer

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

[x]Yes[]No



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[x]Yes[]No



As of January 31, 1997 4,638,825 shares of registrant's $0.001 par value common stock were outstanding.



















ROYAL CASINO GROUP INC.



INDEX




Page


Number









PART l.   FINANCIAL INFORMATION



Item 1    Consolidated Financial Statements



		Balance Sheet (Unaudited)

		as of January 31, 1997..........................3



		Balance Sheet (Unaudited)

		as of January 31, 1996..........................5



		Statement of Operations (Unaudited)

		as of January 31, 1997..........................6



		Statement of Stockholder's Equity (Unaudited)

		as of January 31, 1997..........................7



		Statement of Cash Flows (Unaudited)

		as of January 31, 1997..........................8



		Notes to Financial Statements (Unaudited).......9



Item 2    Management's Discussion and Analysis of

          Financial Condition and Results of Operations.....13



PART ll   OTHER INFORMATION



Item 2.   Change in Securities..............................19



Item 6.   Exhibits and Reports on Form 8-k..................19























1

ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 1997



ASSETS



Current Assets

	Cash - Bank				$ 149,047

	Casino Funds   	    	        182,007

	Chip/Token Liab.	            ( 161,152)



		Net Casino Funds							$ 169,902



	Accounts Receivable    	          7,610

	Accrued Revenues			        0

	Inventories

		Slot parts			    4,245

		Food				   10,133

		Bar				    5,409

		Souvenirs			    3,145

		Gaming Supplies		    7,079

	Prepaid Device Stamps		   75,000	Other Prepaids			   21,998

	Marketable Securities		   38,125               $ 172,744

	Total Current Assets						$ 342,646



Fixed Assets

	Slot Machines			$ 479,422

	Other Gaming Device   	         14,549

	Monetary Control			   53,535

	Casino F&F				  116,713

	Deadwood Stage			  232,007

	Restaurant Equipment		   74,335

	Restaurant Furnishing		   29,096

	Restaurant Smallware		   38,026

	Bar F&F				   17,578

	Security & Surveillance 	   43,742

	Hotel Furnishings			   27,755

	Office Equipment			   77,621

	Leasehold Improvements	      1,005,990

	Parking Lot				   12,145

	Accum. Depreciation	    (   157,559)

	Land					  337,022



	TOTAL FIXED ASSETS					    $2,401,977

Other Assets

	Investment in Subsidiary              0

	Advance to Subsidiary 	              0

	A/C Receivable other          1,500

		Employee Advance                    300

	Loans to Officers                18,100

	Note Receivable - Berg           37,499



	TOTAL OTHER ASSETS					     $  57,399



	TOTAL ASSETS						   $ 2,802,022

1





	ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 1997







LIABILITIES & EQUITY





Current Liabilities

	Accounts Payable			   $  161,405

	Current Maturity of LT Debt           3,372

	Payroll Taxes				 21,048

	Sales Taxes Payable			  4,523

	Accrued Interest				      0

	Accrued Wages				      0

	Health Ins. Claims Payable		      0

	Gaming Taxes Payable			  5,234

	Prop. Taxes Payable			  5,006

	Customer Prepaid Deposits		      0

	Chips & Token Float			 19,000

	Prog. Meter Liabilities			  3,410

	Other Current Liabilities       	  1,474

	Short Term Notes                          0



		TOTAL CURRENT LIABILITIES				$  224,472



Long Term Liabilities

	Capital Leases                                        $    1,421



		TOTAL LIABILITIES



Equity

	Common Stoc  		     	  $    4,639

	Common Additional

	Paid in Capital                  2,782,840

	Preferred Stock			   2,440,000

	Retained Earnings			  (2,651,350)



	TOTAL EQUITY	 			                 $ 2,576,129



TOTAL LIABILITIES & EQUITY			                 $ 2,802,022





























1









ROYAL CASINO GROUP INC.

                                  BALANCE SHEET  -  JANUARY 31,
1996











ASSETS



Current assets:

   Cash in bank                             $ 44,980



		  Total current assets                            $44,980



Fixed Assets

             Total  fixed assets
   0





Total Assets
$44,980







LIABILITIES AND STOCKHOLDERS' EQUITY





 Current liabilities:

   Accounts payable & accrued expenses        $60,334

   Short term notes				     67,250

   Loans payable - officers                    16,577




     		 Total current liabilities                       $144,161







Stockholders' equity:

     Common stock, 150,000,000 shares

     authorized, 2,664,078 issued and

     outstanding                           $1,176,306


     Retained earnings                     (1,235,620)

     Net income <loss>                        (39,867)





      ($  99,181)



Total Liabilities and Stockholders Equity                   $
44,980












1

ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

JANUARY 31, 1997







												     January 31, 1997  January 31, 1996



REVENUES

	Casino					     169,987

	Food & Beverage				      78,947

	Room						      21,577

	Other						      40,184



							     310,695



	Less Promotional Allowances		   (  32,547)



		NET REVENUES			     278,148





COSTS & EXPENSES

	Casino					     186,852

	Food & Beverage				      90,868	Rooms					            10,048

	General & Administrative 		     381,653		39,867

Depreciation/Amortization                 66,956
                                  736,377



LOSS FROM OPERATIONS                       (   458,229)        (
 39,867)



OTHER (INCOME) EXPENSE

	Interest Expense

	Unrealized Gain(Loss)	              (      575)

	Other Income                       1,384

	Interest Income				       6,098



							  (    6,907)



LOSS BEFORE INCOME TAXES                      (451,322)


INCOME TAX PROVISION



NET LOSS						 (   451,322)        (  39,867)





NET LOSS PER SHARE                              $.1137
  $.015

WEIGHTED AVERAGE COMMON

STOCK O/S (PRIMARY)    	                     4,520,725
2,670,083





















1

ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT

QUARTER ENDED JANUARY 31, 1997











	          	Common Stock       Preferred Stock      Deficiency
 Total                   Shares       $     Shares        $



Balance 10/31/96    4,436,459  2,778,102   1,000,000  2,440,000
<2,200,029> 3,018,074



	Issuance of

Common Stockfor service

& debt        286,088     91,877
       91,877



	Cancellation

of Common

Stock

a) PFC        (60,000)   (82,500)
     (82,500)

b) M. Tse     (25,000)



	Adj from

last qtr.

-@Style #3@ L. Cov.       1,278



	Net profit

<loss> of the quarter

ended 01/31/97
(451,322)  (451,322)



	             __________   ________  _________  _________
_________  _________



Balance at

01/31/97     4,638,825   2,787,479  1,000,000  2,440,000
<2,651,350> 2,576,129

























1



							ROYAL CASINO GROUP INC. AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CASH FLOWS



QUARTER ENDED JANUARY 31, 1997


		Cash flows from operating activities:



	Net profit  <loss>                               $   <451,322>

	Adjustments to reconcile net loss to net cash provided by

operating activities:

Depreciation/Amortization				     65,062

Stock issued for Services				     91,877

	Retirement of stock issued for services               (82,500)

Unrealized Gain (Loss) on Marketable Securities           575



		(Increase)Decrease in Prepaid Expenses                168,006

(Increase)Decrease in Accounts Receivable              35,149

(Increase)Decrease in Deposits and Other               19,635

Increase(Decrease) in Accounts Payable                 66,150

Increase(Decrease) in Accrued Expenses                (69,651)

Increase(Decrease) in Other Current Liabilities       (66,532)



---------------@Style #10@
                                                   Net Cash
Provided (used) by operating activities:   (223,551)



	Cash Flows from Investing Activities:
               Acquisitions of Property and Equipment
  (  3,654)

  	Disposition of Property and Equipment                 38,000

 	Loan to Officers                                     (18,100)

  	Investment in Legal Settlement                       ( 1,500)



--------------



	        Net Cash used in Investing Activities         14,746



	Cash Flows from Financing Activities:

	Note Receivable                                (37,499)



--------------

		  Net Cash provided by Financing Activities  (  37,499)



Net Increase(Decrease) in Cash and Cash Equivalents       (
246,304)

      Cash and Cash Equivalents, Beginning Period          $
416,206



--------------

Cash and Cash Equivalents, End of Period                $
169,902


***********

1

ROYAL CASINO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 1997



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Organization, Business and Basis of Presentation:



	The Company, which is a Utah Corporation, was originally formed on March 21, 1981, under the name "Arrowhead Energy Corporation"
("Arrowhead") which later changed its name to "Reliance
Enterprises, Inc." ("Reliance"). At the time of incorporation, Arrowhead, and subsequently Reliance, were engaged primarily in the acquisition and drilling of oil and gas prospects principally through private sales of limited partnership interests. On March 5, 1986, Reliance filed for protection under the United States Bank- ruptcy Code. On April 18, 1988,
Reliance acquired Capitol Television Net- work Inc., a
California corporation ("CTN California") formed on December 31,
1986, in exchange for a controlling interest in Reliance.  "CTN
Cali- fornia's" president and largest share holder was Jon
Elliott. Pursuant to a Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court, Reliance emerged from bankruptcy proceedings and amended its Articles of Incorporation to change its name to Capitol Television Network Inc. The Company was formed to establish a national broadcasting network to provide programming via satellite for independent and low power television sta-tions. Due to the company's inability to attract the necessary funds to commence and sustain operations, combined with the then current recession, the Company ceased operations in January, 1992. The Company was dormant until January, 1994 when it amended its Articles of Incorporation to change its name to Royal Casino Group Inc.



	Goldiggers Hotel & Gaming Establishment



	The Company acquired Goldiggers Hotel and Gaming Est. from Casino Magic on June 13, 1996 after receiving its gaming license from the South Dakota Commission on Gaming on June 6, 1996. Details of the acquisition are described in the Company's Form 10-K for the fiscal year ended July 31, 1996 which has been filed with the Securities and Exchange Commission. The Company operates Goldiggers through its wholly owned subsidiary, Atlantic-Pacific Corp.



	Goldiggers Hotel & Gaming Est. consists of three separate but con-nected buildings housing 87 slot machines, 10 video lottery machines plus three blackjack tables, a fine dining restaurant, bar and nine room hotel located in historic Deadwood, South
Dakota. Deadwood, a turn-of-the-cen-tury restored gold mining town nestled in the famous Black Hills of South Dakota, is on the National Historical Registry and attracts over 1.5 mil-lion visitors per year. The Company also owns and operates the Deadwood Stage, a transportation system consisting of two 47 passenger tour buses, three 25 passenger buses, a 20 passenger bus plus an assortment of vans and school buses which are primarily used to bring gaming patrons to the casino. In addition, the Company owns, free and clear, lots adjacent to the casino on which it plans to expand both the hotel and casino.

1

	Wyatt, Missouri Riverboat Casino



	On November 9, 1995 the Company signed a definitive 25 year Docking and Franchise Agreement with the City of Wyatt, Missouri granting Royal Casino Group the exclusive right to develop and manage a Riverboat Casino Entertainment Center on the Mississippi River. The agreement contains five additional five year renewal periods at Royal's option. Wyatt is locatedwhere the states of Missouri, Illinois & Kentucky meet and is just 20 miles from Tennessee. The location, strategically situated at the confluence of the Ohio and Mississippi Rivers, is visible from both Interstate 57, the main north-south artery from Chicago to New Orleans, and U.S. Highways 60/62 connecting Southeast Missouri to both Illinois & Kentucky. Highway 60/62, currently being widened to four lanes, is the main trafficked road to Branson, Missouri and its millions of annual visitors. Combined daily vehicle count tops 15,000 with an additional
10,000 vehicles traveling each day on Interstate 55 less than twenty minutes from the site. Interstate 55 is the main north-south artery between St. Louis & New Orleans. A 5-state territory with a population of just under 2 million is within 100 miles. The closest operating river boat casino is Players located approximately 40 miles away in Metropolis, IL with annual revenues in excess of $70M. ROYAL plans, subject to receiving the required regulatory approvals, to develop a River boat Casino Entertainment Complex including a 7,400 square foot Visitor's Center containing a 150 seat buffet restaurant, lounge, ticketing area plus a Missouri Arts & Craft shop.



	On March 23, 1996 the Company entered into an agreement with a local landowner whereby the Company has 50 acres of land on the Mississippi River under its control. This land is suitable to accommodate not only the Riverboat Casino Entertainment Center but also potential expansion to the complex such as a hotel, recreational vehicle park and other amenities. Details of this transaction are described in the Company's Form 10-K for its fiscal year ended July 31, 1996. As a condition of the transaction, the City of Wyatt will annex the property into the city with the local landowner paying the costs associated with this procedure. This annexation it anticipated to be completed during the second quarter of 1997, although no assurances to this effect can be given due to the complexities and variables associated with this procedure.



	Current Operations



	The Company made no material sales from inception until its acquisition of Goldiggers Hotel & Gaming Est. from Casino Magic Corp. on June 13, 1996. Consequently, the revenues shown for this period are difficult to compare to the previous years same quarter when the Company had not yet achieved any revenues.



	It is anticipated that additional losses will be incurred in the future as the Company continues to make infusions of capital into Goldiggers and develops other casino properties and will continue until the planned expansion to Goldiggers has been completed and/or the Company's second property is operational.



1

	Royal Casino Group Inc. is a publicly traded company whose stock trades on the NASDAQ Over-The-Counter ("OTC") Bulletin
Board under the symbol "WINZ".



Basis of Financial Statements:



The accompanying financial statements have been prepared with the Company as a going concern. Royal Casino's revenues are derived solely from its wholly-owned subsidiary, Atlantic-Pacific Corp. which operates Goldiggers Hotel & Gaming Est. in Deadwood, South Dakota. Goldiggers has its own revenues and expenses while Royal Casino Group has additional corporate operating expenses normally associated with a developing company. The company will require a continuous flow of capital to develop the casinos the Company aspires to open.



Income Taxes:



The Company is current with all its Federal and State Income Tax filings. The Company does not owe any Federal or State Income Taxes. The Company has recorded a full evaluation allowance against income tax benefits for all years presented in its July 31, 1996 audit due to uncertainty related to the Company's ability to realize such tax benefits in future periods. The Company's deferred tax assets and net operating loss carry forwards are $373,000 for 1996 and $111,925 for 1995.



Officers' Salaries:



Officers' salary expense for the period was $56,250.



Loans payable, Officers/Directors-Stockholders:



There are no Officers or Directors loans outstanding at the end of this quarter.



Stockholders' Equity

Common Stock:



The Company has 150,000,000 shares authorized and 4,638,825 issued and outstanding. There are presently outstanding
1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until July 26, 1997. The "B" Warrants are callable by the Company at a purchase price of $.20 per Warrant.



Preferred Stock:



The Company has 100,000,000 shares authorized of which 1,000,000 are issued and outstanding. In June, 1996 the Company issued 1,000,000 Class A Preferred Shares to Casino Magic Corp. In connection with its acquisition of Goldiggers Hotel & Gaming Establishment. These shares are non-dividend bearing, convertible and redeemable up to one third of the total number of shares issued each year for three years at Casino Magic's option. The Company has received a request from Casino Magic to convert one third of the shares into common shares. The Company is actively preparing a

1

registration statement to do so although there can be no assurance when it will be become effective.



Stockholders' Equity

Stock Options:



Under the terms of its nonqualified employee stock option plan the Company is authorized to establish a plan for up to two hundred and fifty thousand (250,000) shares of Common Stock pursuant to a resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws.
The Company has issued one hundred and seventy thousand (170,000) options to its officers/directors-stockholders. The options may be exercised at a purchase price of $1.25 per share.
 The options expire on January 31, 1999. The common stock issued pursuant to these options is restricted under the Securities and Exchange Commission Rule 144.











































































1

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



	The following discussion provides information on results of opera-tions, liquidity, capital resources, and the impact of inflation on the Company. The financial statements and notes thereto also contain inform-ation that is pertinent to this analysis.



Selected Financial Data:



   The selected financial data set forth below should be read in conjunc-tion with the financial statements and related notes.
Balance sheet in-formation is presented as of the end of the period shown.



   The following table summarizes certain selected unaudited financial data and is qualified in its entirety by the more detailed financial statements included elsewhere herein. For the quarter ended January 31, 1997, the Company had revenues of $278,148 and a consolidated net loss of $451,322. The Company's revenues are derived from its wholly-owned subsidiary, Atlantic-Pacific Corp. which operates Goldiggers Hotel & Gaming Establish-ment in Deadwood, South Dakota.



January 31, 1997

(Unaudited)





Total Assets...........................................
$2,802,022



Total Liabilities...................................... $
225,893



Shareholders' Equity...................................
$2,576,129



Shares Outstanding



	Common Stock ....................... 4,638,825  (1)

	Series A Preferred Stock ........... 1,000,000





Net Tangible Book Value

	Per Share of Common

	Stock . . . . . . . . . . . . . . . .  $0.56



	(1) There are presently outstanding 1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock
at a purchase price of $20 until July 26, 1997.   The "B"
Warrants are callable by the Company at a price of $.20 per Warrant. This calculation assumes that none of the aforementioned "B" Warrants have been exercised.











1

General Financial Condition



The Company has sufficient cash on hand for current corporate purposes and has arranged a credit line through its local bank of $125,000 which the Company feels is sufficient to cover the anticipated cash flow shortfalls in Goldiggers through the Spring. The Company has commenced seeking the funding necessary for the expansion to Goldiggers although there is no guarantee that the funding will be available on terms and conditions acceptable to the Company.



Additionally, to acquire or develop additional gaming properties the Company will require funding in varying amounts, time frames and methods corresponding to each of the gaming opportunities the Company elects to pursue.



Results of Operations:



	Goldiggers



	The Company, since it assumed control of Goldiggers Hotel & Gaming Est. in mid-June, has continued to invest in capital improvements. First, Royal Casino Group has replaced more than 50% of the slot machine game program chips with current, new, more customer-appealing games and redesigned the casino's layout to create a more open customer-friendly appeal. Second, the Company has turned the adjacent land into a parking lot for its hotel guests saving $50,000 per year in parking expense. Third, the Company has relocated and built a new gift shop and ordered new apparel with the Goldiggers logo. Fourth, the Company has installed new kitchen equipment resulting in increased efficiency in Goldiggers' restaurant and upgraded the quality of the food. Fifth, the Company has undertaken a major cleanup of the property; repainting the front, side and rear entrances, refurbishing the copper and brass entrance moldings, installing new signs for the front of the building, new roof lights to brighten the front of the building and new uniforms for its managerial personnel. Simultaneously, the Company has implemented cost cutting measures such as instituting a comprehensive yet less expensive employee health insurance program. Royal Casino Group is developing an aggressive marketing program.



	The Company's second quarter represented the coldest November-January three month period in the 107 years of record keeping in South Dakota according to the state climatologist.
In December, inclement conditions hindered travel and commerce across northern-tier states which comprise the majority of Goldigger's market area. Virtually all Christmas parties booked for Goldiggers were canceled due to continuous snow and ice storms. According to a state official the blizzards and below zero temperatures may cause the greatest cattle losses in more than a century. Ranching is South Dakota's largest industry and Goldiggers depends upon area ranchers to form a significant portion of its local non-tourist business throughout the winter
and spring.   In Deadwood, gross gaming revenues were the lowest
in more than two years falling 8.6% from November, which was down 18% from a year ago and just half of the

1

September, 1996 gross earnings. January's figures remained below the previous two years January mark. Another factor affecting revenues was the closing of the 50-car parking lot across the street from Goldiggers. This was done as construction began on a 500-car multi-leval parking structure due to open in May, 1998. When completed Management believes it will have a positive effect on revenues as Goldiggers will be the first casino seen when exiting the parking structure. The aforementioned conditions contributed to significantly lower results for Goldiggers when viewed on a year-over-year basis. For the second quarter gaming revenues were down 35%, $263,690 to $169,984, while non-gaming revenues were down 3%, $145,014 vs. $140,713. However, due to cost-cutting measures the Company
cut operating expenses 28%, from $441,700 to $317,289.   For the
six month period ending January 31, 1997 year-over-year gaming revenues were down 15%, $738,078 vs. $627,571; non-gaming revenues down 6%, $437,194 vs. $410,167 and overall revenues down 12% from $1,175,272 to $1,037,738. There was impact however on the expense side of the ledger as newly implemented controls resulted in a saving of 17.5% equating to $180,457 in operating expenses. In spite of a 12% drop in revenues equating to a shortfall of $137,534 in year-over-year figures, Goldiggers improved its operating performance by 7.5% or $26,418.



	Royal Casino Group's plan is to expand the hotel by adding 24 new rooms and doubling the size of the casino by adding 90 gaming devices. The expansion would take place on land adjacent to Goldiggers a portion of which is under a long term lease with the balance owned free and clear by the Company. The Company has prepared its business plan and has recently begun seeking the $3,750,000 the Company feels is necessary to construct the building together with the furnishings, fixtures and equipment, signs, gaming device fees and operating capital required to open. The Company will use its fleet of buses and vans to bring tour groups to the property.



	Recently, Kevin Costner and his brother have announced that their $140M Dunbar Resort is due to commence construction this year with an anticipated May, 1999 opening. When completed Management believes this will have a positive effect on Goldiggers revenues. During the construc-tion phase Management believes the 1,000 construction workers which will be in Deadwood will also have a positive impact on Goldiggers revenues.



	The South Dakota legislature and senate approved a measure for implementation on July 1, 1997 which provides the South Dakota
Commission on Gaming the authority to approve derivative poker and blackjack games. It is anticipated that popular games such as `Let It Ride' and `Caribbean Stud' will be approved.
Implementation is projected for the Fall of 1997. When added, these games should prove to be a positive influence on Goldiggers revenues.



Wyatt, Missouri Riverboat Casino



	In April, 1996 the Company submitted its application for the required regulatory docking permits to the Army Corps of Engineers. As reported in it's Form 10-Q for the quarter ended
October 31, 1997, the Company had been informed that the Army
Corps of Engineers had issued a

1

public notice on October 8, 1996. This information proved to be erroneous. On March 7, 1997 the Army Corps of Engineers issued the public notice seeking comments to determine whether to grant a Section 404 water quality certification permit which would grant Royal Casino Group the permission necessary to dock its planned riverboat at its planned location in Wyatt, Missouri.
It is anticipated that the Army Corps together with the Missouri Department of Natural Resources will make a determination on this matter within several weeks after receiving comments, although no time frame can be assured due to the potential for unanticipated delays.



	Once the Company has received its docking permit from the Army Corps of Engineers and the annexation of the land has been completed, Royal Casino Group plans to submit its application for licensing to the Missouri Gaming Commission. Royal will be submitting a complete package comprised of an exclusive 25-year definitive agreement with the City of Wyatt, sufficient land to adequately develop the Riverboat Casino Entertainment Center, governmental and regulatory docking approval on its site, preliminary drawings, an available, suitable riverboat together with demonstrable financing capabilities. Licensing is solely at the discretion of the Missouri Gaming Commission and there can be no assurances that Royal will gain approval.



Board Matters



	At a Board of Directors meeting on January 25,1997 the Board ex-tended the exercise date for the Company's Class B Warrants six months to July 26, 1997 with all other terms and conditions remaining in effect. At the same board meeting as a bonus for improving the Company's assets from $21 to over $3,900,000 and improving Shareholder Equity from a negative $135,000 to over $3,200,000 and securing an existing operation with annual revenues projected over $2,000,000, the board voted to bonus the Company's two senior executive officers. Larry Close, the Company's Vice President of Operations received a bonus of $25,000 and Jon Elliott the Company's President and CEO received a bonus of $31,250. To preserve the Company's cash, both officers agreed to take their bonus in stock. Due to the stock being restricted the bonus was calculated at a discount of 50% to the then current bid price for the Company's common stock. Therefore, Larry Close was issued 100,000 restricted common shares and Jon Elliott was issued 125,000 restricted common shares on January 29, 1997. Additional restrictions were imposed on both stock issuances.



Consulting Agreements



	The Company renewed its Consulting Agreement with Mahoney
Inter-national of Toronto for six months from January through June, 1997 at a cost of $4,000 (CDN) per month. Mahoney
International is assisting the Company in its pursuit to develop and manage charity casinos in the Province of Ontario.









1

Stock Issuances



	On December 10, 1996 the Corporation instructed its transfer agent to issue 6,000 common shares in the name of Arthur Lovett from the Company's active S-8 Registration # 33-34786. These shares were issued for consulting services assisting the Company with its EDGAR compliance filings



		On December 11, 1996 the Corporation instructed its transfer agent to issue 21,334 common shares in the name of Gaming
Venture Corp., U.S.A. from the Company's active S-8 Registration
# 33-34786. These shares were issued for consulting services per the May, 1996 agreement.



	On January 28, 1997 the Company instructed its transfer agent to issue: 7,754 common shares in the name of Daniel French as a portion of his consulting compensation for his efforts as the Corporation's construction manager; and, 24,000 common shares to Mahoney International in their capacity as public relations consultant for their efforts in assisting the Company with their efforts to develop charity casinos in the Province of Ontario;
and 2,000 common shares in the name of Arthur Lovett for his efforts as an outside consultant assisting the Company with its EDGAR compliance filings. All of these issuances were from the Company's active S-8 registration # 33-34786.



	As a result of the termination of its consulting agreement with Pinnacle Funding Corp. the Company returned two certificates each in the amount of 30,000 common shares to the Company's transfer agent. These shares had not been earned pursuant to the terms of the agreement and were canceled and retired into the Company's treasury on January 29, 1997.



Other Matters



	On January 14, 1997 the South Dakota Commission on Gaming filed a complaint against Royal Casino Group and Jon F. Elliott stating that, pursuant to the Gaming Commission's rules and regulations, the Commission had not received notification within the required thirty days of the lawsuit filed by Stephen Grogan against Royal Casino Group & Jon F. Elliott, and Royal Casino
Group's lawsuit filed against Stephen Grogan. The Executive
Secretary of the Commission held a telephonic informal consultation resulting in stipulations being signed and submitted by both Royal Casino Group and Jon F. Elliott assuring voluntary compliance. The corporation's counsel informed the Commission that this was an inadvertant oversight on his part and not Royal Casino Group's error. The Commission imposed monetary penalties of $200 against Jon Elliott, the entire amount of which was suspended; and, $500 against Royal Casino
Group of which $300 was suspended. The company's counsel reimbursed the penalty in full to the company. Suspension would be revoked if either party had a like violation within one year.



		The Company believes that Stephen Grogan, a former Officer and Director of the Company, performed acts while serving as an Officer and Director of the Company that were contrary to the interests of the Company and its shareholders and caused damages to the Company. As such on November 21, 1996 the Company filed suit against Stephen Grogan in Lawrence

1

County, South Dakota, the County where the Company maintains its corporate headquarters. The suit alleges deceit, fraud and breach of fiduciary duties against Stephen Grogan and seeks the return of the Company's stock issued to Mr. Grogan together with the return of the proceeds Mr. Grogan received from the sale of common shares of the Company's stock. This action had been preceded by a suit filed on August 5, 1996 by Stephen Grogan, against Royal Casino Group Inc. and Jon Elliott, its President seeking damages in excess of $200,000 plus punitive action for a variety of alleged occurrences. The Company strongly believes these charges are meritless andis currently engaged in vigorously defending these actions. In addition, the Company has asserted numerous affirmative defenses in response to the action filed by Mr. Grogan.



In December, 1996 the Company acquired an existing outstanding default judgment against Stephen Grogan with principal and interest totaling in excess of $9,000. [See: Subsequent Events]



The Company continues to pursue the acquisition and development of small to mid-sized casino opportunities throughout the country.



Revenues



The Company's revenues are derived from its wholly-owned subsidiary, Atlantic-Pacific Corp. which operates Goldiggers Hotel & Gaming Establishment in Deadwood, South Dakota. Viewing a year-over-year comparison of operations, gross casino revenues were down 18% in the first quarter. Management attributes this decrease to less visitors in the Black Hills in general and Deadwood in particular as compared to the previous summer tourist season as a direct result of the cutting of the State's tourism budget. Second quarter revenues were negatively impacted by the coldest November-January three month period in the 107 years of record keeping in South Dakota. The severest winter storms in a century, including snow and ice storms, pelted the region almost every weekend. A record number of Interstate closures occurred thus making access to Deadwood practically impossible. As a result second quarter revenues were down 35% compared to same quarter last year revenues. Deadwood gaming revenues have been negatively impacted.



Direct Expenses



The Company has had sufficient cash on hand to pay all its current expenses associated with maintaining the Company



Consulting Fees



The Company expensed $26,000 in consulting fees in this period.
Of this amount $2,500 is outstanding, $11,500 was paid in cash and the balance was paid in common stock.







1

Equipment Rental, Overhead Reimbursement, Rent, Support Services



The Company pays rent of $425 per month for its corporate offices. Atlantic-Pacific pays a monthly rent of $19,500 for Goldiggers. Atlantic-Pacific has $11,000 owing on equipment rental.





Impact Of Inflation Upon The Company



Inflation has not impacted the Company.



Subsequent Events



In an effort to collect on the Stephen Grogan judgment the Company retained counsel who, on February 6, 1997, served a writ on Stephen Grogan to seize a certificate for 111,250 shares of Royal Casino Group common stock issued in Stephen Grogan's name.
 Stephen Grogan informed the Sheriff that the certificate was being held by his attorney. Thereupon, on February 10, 1997, Royal's counsel sought a Court Order, which was granted on February 18, 1997, ordering the stock transfer agent to cancel that certificate and issue another certificate for the same number of shares in Stephen Grogan's name. Further, the order directed the transfer agent to forward the certificate to the Court. The transfer agent complied with the court order. A Notice of Seizure dated February 20, 1997 notifying Stephen Grogan of the levy upon his Royal Casino Group stock was subsequently served on Stephen Grogan. A Motion Authorizing Sheriff's Sale of the Securities was filed with the Court on March 11, 1997.



The Company is in the early stages of actively investigating and evaluating specific casino opportunities in certain markets which fit the Company's goal to acquire and manage casinos in small to mid-sized markets.









































1













	PART II.  OTHER INFORMATION







Item 2. 	Changes in Securities



            		NONE



Item 6.		Exhibits and Reports on Form 8-K





 		a.	Exhibits



			None.



	Exhibits others than those listed have been omitted because they are non-existent, inapplicable or because the information is given in the financial statements of the Company.



		b.	Reports on Form 8-K



			None.

















































1















SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.








                                                   ROYAL CASINO
GROUP INC.
(Registrant)





                                       By:     /s/  Jon F.
Elliott

                                            Jon F. Elliott,
President

                                            and Chief Executive
Officer







Date:  March 15, 1997



                                       By:    /s/   Larry C.
Close

                                            Larry C. Close

                                            Director, Vice
President


































1