Form 10-Q
period 1997-04-30
ROYAL CASINO GROUP INC
filed 1997-06-16
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





For the Quarter ended April 30, 1997



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

[x] Yes[] No



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[x] Yes[] No



As of April 30, 1997 4,968,459 shares of registrant's $0.001 par value common stock were outstanding.



















ROYAL CASINO GROUP INC.



INDEX




Page


Number









PART l.   FINANCIAL INFORMATION



Item 1    Consolidated Financial Statements



		Balance Sheet

		as of April 30, 1997............................ 3



		Statement of Operations

		as of April 30, 1997............................ 4



		Statement of Cash Flows

		as of April 30, 1997............................ 5



		Notes to Financial Statements...................      6



Item 2    Management's Discussion and Analysis of

          Financial Condition and Results of Operations..... 7



PART ll   OTHER INFORMATION



Item 2.   Change in Securities..............................12



Item 6.   Exhibits and Reports on Form 8-k..................12

















ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 30, 1997



ASSETS                                        April 30, 1997
April 30, 1996



Current Assets

	Cash and cash equivalents	$103,057

	Accounts Receivable    	         7,935

	Inventories                     32,932

	Prepaid expenses   	        54,838	Marketable Securities
31,875

	Total Current Assets				$ 230,637         $    469



Property and equipment            $2,355,956



	Total Fixed Assets			     $2,355,956



Other Assets                                      532,494



	TOTAL ASSETS				    $ 3,119,087              469



LIABILITIES & EQUITY



Current Liabilities

	Notes payable               $  126,250

	Accounts Payable		       131,841

	Accrued liabilities

        Accrued payroll and

	  benefits                      36,197

        Other                         31,699



		TOTAL CURRENT LIABILITIES		      $ 325,987          118,904



Long Term Liabilities

	Capital Leases                            $   8,962
________



		TOTAL LIABILITIES                           334,949
118,904



Equity

      Preferred Stock, 100,000,000

	authorized; 1,100,000 Series A

	convertible shares issued and

	outstanding at April 30, 1997	          $ 2,740,000

	Common Stock, $0.001 par, 150,000,000

	shares authorized; 4,638,825 issued

 	and outstanding          	           $    4,969
3,214

	Common Additional Paid in Capital         2,971,759
1,173,092



		Accumulated deficit   			     (2,932,590)      (1,294,741)



	TOTAL EQUITY	 			      2,784,138       (  118,435)



TOTAL LIABILITIES & EQUITY			    $ 3,119,087              469



ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

April 30, 1997







												     April 30, 1997    April 30, 1996



REVENUES

	Casino					     245,255

	Food & Beverage				      98,068

	Room						      24,205

	Other						      69,651



							     437,179



	Less Promotional Allowances		   (  35,381)



		NET REVENUES			     401,798





COSTS & EXPENSES

	Casino					     136,126

	Food & Beverage				      86,421	Rooms					             4,345

	General & Administrative 		     389,290		19,254

Depreciation/Amortization                 63,280
                                  679,462



LOSS FROM OPERATIONS                       (   277,664)        (
 19,254)



OTHER (INCOME) EXPENSE

	Interest Expense				  (      515)

	Unrealized Gain(Loss)	              (    6,250)

	Other Income                       1,807

	Interest Income				       1,382



							  (    3,576)



LOSS BEFORE INCOME TAXES                      (281,240)


INCOME TAX PROVISION



NET LOSS						 (   281,240)        ( 19,254)





NET LOSS PER SHARE                              $.06
$.0059

WEIGHTED AVERAGE COMMON

STOCK O/S (PRIMARY)    	                     4,803,642
3,214,078







	ROYAL CASINO GROUP INC. AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CASH FLOWS



QUARTER ENDED April 30, 1997


		Cash flows from operating activities:



	Net profit  <loss>                               $   <281,240>

	Adjustments to reconcile net loss to net cash provided by

operating activities:

Depreciation/Amortization				       63,280

Stock issued for Services				       14,249

Unrealized Gain (Loss) on Marketable Securities         6,250



		(Increase)Decrease in Prepaid Expenses                 45,000

(Increase)Decrease in Accounts Receivable              (  325)

(Increase)Decrease in Deposits and Other                6,155

Increase(Decrease) in Accounts Payable                (22,049)

Increase(Decrease) in Other Current Liabilities       ( 6,286)



---------------@Style #6@
                                                  Net Cash
Provided (used) by operating activities:  (174,966)



	Cash Flows from Investing Activities:
               Acquisitions of Property and Equipment
   ( 17,261)


---------------

	Net Cash Used in Investing Activities                ( 17,261)





 Cash Flows from Financing Activities:

	Payments on Capital Lease                            (    868)

  	Line of credit                                        126,250


---------------

Net Cash Provided by Financing Activities             125,382





Net Increase(Decrease) in Cash and Cash Equivalents        (
66,845)

      Cash and Cash Equivalents, Beginning Period      $
169,902



--------------

Cash and Cash Equivalents, End of Period               $
103,057


***********











 ROYAL CASINO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED April 30, 1997



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES







Basis of Presentation



	The accompanying interim financial statements of Royal Casino Group Inc. (The Company) are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim
periods presented.   Such adjustments consisted only of normal
recurring items.



		Due to the seasonality of the Company's current source of revenues, operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. The significant accounting policies and certain financial information which arenormally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1996 and the notes thereto, included in the Company's annual report on form 10-K.



















































	Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



General Financial Condition



Due to the unanticipated severe weather conditions that adversely impacted the Company's operation this winter, the Company arranged a credit line through its local bank of $125,000 which was sufficient to cover the cash flow shortfalls in Goldiggers throughout the Spring. However, these severe climatic conditions, being the coldest winter in the 107 years of record keeping in South Dakota, have had an unexpected drain on the Company's cash reserves. Accordingly, the Company has commenced seeking the funding necessary to sustain not only Goldiggers but the Company itself. Management anticipates raising between $500,000-$1,000,000 to cover the Company's projected needs, including current operations and development of the Company's other proposed gaming properties, throughout the next 12 month period. Although the Company believes it will be successful in this regard, there can be no assurances that sufficient capital will be avail- able at terms and conditions acceptable to the Company. This summer the Company projects Goldiggers to generate not only sufficient cash flow to service its ongoing operating expenses but to show a profit.



Additionally, to acquire or develop additional gaming properties the Company will require funding in varying amounts, time frames and methods corresponding to each of the gaming opportunities the Company elects to pursue.



Results of Operations:



	Goldiggers



	Net gaming revenues for Goldiggers were up $123,650, or 44% from the Company's last fiscal quarter. Despite continuous inclement weather and climatic conditions being considerably worse than previous years, the decrease in gaming revenues from the same quarter in 1996 was a modest 6%. Due to the implementation of Management's cost-cutting measures direct departmental costs improved 44% as a percentage of net gaming revenues over last quarter for a gross dollar savings of $60,876.



	Holding operating ratios to current levels and gross gaming revenues increasing slightly over 1996 levels, Management projects an operating profit of approximately $240,000 for the summer season from July through October although additional segments of inclement weather could negatively impact these projections.



	The South Dakota legislature and senate approved a measure for implementation on July 1, 1997 which provides the South Dakota
Commission on Gaming the authority to approve derivative poker and blackjack games. It is anticipated that popular games including `Let It Ride' will be approved. Upon approval the Company plans to add `Let It Ride' to Goldiggers. Implementation is projected for the Fall of 1997. When added, this game should prove to be a positive influence on Goldiggers revenues.



	Wyatt, Missouri Riverboat Casino



	The Company has received communication from the Army Corps of Engineers concerning its application for a 404 docking permit.
Three separate engineering sections of the Corps stated concerns about the Company's proposed design for its riverboat casino and entertainment center as it may interfere with the Mississippi River's flow at that juncture and impact on the levee in that area. The Company's engineer is in contact with the various sections of the Corps with proposed changes to the projects specific site location within the 50 acres it controls. The Company anticipates that an accord can be achieved within the next several months which would allow the project to proceed. Additionally, Missouri statutes require the land used for a river boat casino development to be located within the city limits of that community. The land selected by the Company is currently being annexed into the City of Wyatt. This procedure is expected to be complete withing the next 90 days although unexpected circumstances may delay this procedure.




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



	The Triple J Casino



	On March 18, 1997 the Company entered into an Agreement in Principle to acquire the Triple J Casino including 16 acres of land located in Henderson, Nevada in a transaction valued at $9.5 million.



	The Triple J Casino is comprised of a 35,000 square foot building, 320 slot machines, a restaurant, lounge and a sports book. The building also includes a 15,000 square foot area suitable for casino expansion and other revenue generating entertainment opportunities. The casino has an unrestricted gaming license and sits on 16 acres of land. Plans to build a 550 room hotel on the site have been approved by the City of Henderson's zoning, planing and City Council.



	 Terms of the agreement provide for the current owners of the Triple JCasino to receive $4.9 million in cash; be issued shares of the Company's redeemable, non-dividend bearing, convertible, preferred stock valued at $3 million; 200,000 restricted common shares of the Company's common stock; a 48 month non-convertible, redeemable $1.5 million debenture with dividends defer- red for the first two years and 500,000 warrants, convertible on a one-for-one basis into the Company's common stock, with an exercise price of $4. As a down payment and in consideration of removing the property from the market, the Company gave the following as a non-refundable deposit to the current owners of the Triple J: 200,000 shares of restricted common shares, 100,000 shares of the aforementioned preferred stock plus a warrant to acquire 50,000 shares of the Company's common stock at the above mentioned terms and condi- tions.



	Completion of the acquisition is subject to customary conditions consistent with a transaction of this kind including the issuance to Royal Casino Group of a license from the Nevada Gaming Commission, financing and the execution of a definitive agreement.



	Management believes this acquisition when completed will have a significant positive impact upon the assets and revenues of the Company. From 1990 through 1994, the U.S. Census Bureau ranked Henderson as the fastest growing large city in the nation. Its current population of 140,000 is expected to double in the next decade. Basically a suburb of Las Vegas, this area showed the second largest increase of all Nevada gaming areas with gaming revenues up 17.6% in 1996 according to figures released by Nevada's Gaming Control Board.



		Management further believes the requisite acquisition financing will be raised in a timely fashion on terms and conditions acceptable to the Company. However, there can be no assurances that this financing can be raised, or if raised will be sufficient for this purpose, or will be in a timely fashion, or will be on terms and conditions acceptable to the Company.



	A Board Meeting authorizing the appropriate amendment to the Company's Articles of Incorporation to reflect the preferences, rights and limitations of the preferred stock to be issued in conjunction with the transaction was held with the amendment being subsequently filed with the State of Utah.



	Option To Purchase



	On April 1, 1997 the Company optioned the 7 acres adjacent to the Triple J Casino for $75,000. Terms of the agreement allow the Company to acquire the property anytime within 18 months for $1.5 million. The $75,000 is considered a deposit towards the total purchase price and was paid by the Company through the issuance of 105,634 restricted shares of the Company's common stock. Upon completion of the purchase this will bring the Company's land assemblage to 23 contiguous acres, one of the largest parcels of casino-zoned land in the City of Henderson holding a non-restricted gaming license. The Company's architect is currently developing a master plan to maximize the Company's usage of the land.



	Application for a Nevada Gaming License



	The ownership and operation of casino gaming activities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and to licensing and regulatory control by the Nevada gaming authorities. The
Company must be found suitable and be granted all requisite licenses under the terms of the Nevada Act to conduct a non-restricted gaming operation in Nevada. In April, 1997 the Company submitted its application together with the applications of the Company's Officers and Directors both of which are required to be licensed prior to assuming control of the Triple J Casino. Although the Company and its Officers and Directors were found suitable by the South Dakota gaming regulators and were issued a gaming license by the South Dakota Commission on Gaming, there can be no assurances that the Company will receive its Nevada Gaming License or if it does therecan be no assurances as to when it would be issued. The Company will be responsible for all costs incurred by the Nevada Gaming regulatory bodies pursuant to the background and suitability findings during the licensing process.



Stock Issuances



	On March 14, 1997	the Company instructed its transfer agent to
issue 24,000 common shares to Mahoney International in their capacity as public relations consultant for their efforts in assisting the Company with their efforts to develop charity casinos in the Province of Ontario.



Consulting Fees



The Company expensed $27,500 in consulting fees in this period.





Equipment Rental, Overhead Reimbursement, Rent, Support Services



The Company increased the size of its corporate offices and entered into a one year lease paying rent of $950 per month.
The lease expires in May, 1998.





Subsequent Events



	On May 9, and on May 30, 1997 the Corporation instructed its transfer agent to issue 750 and 300 common shares respectively in the name of Arthur Lovett from the Company's active S-8
Registration # 33-34786. These shares were issued for consulting services assisting the Company with its EDGAR compliance filings

	10	On May 9, 1997 the Corporation instructed its transfer agent to issue 12,308 common shares in the name of Dalton & Mathias from the Company's active S-8 Registration # 33-34786. These shares were issued for consulting services associated with the Company's financial preparations.



	On May 30, 1997 the Corporation instructed its transfer agent to issue: 2,500 common shares in the name of Dan French as a portion of his consulting compensation for his efforts as the Corporation's construction manager; and, 14,500 common shares in the name of Global Broker Services for due diligence consulting connected with advising the Company on financing its Henderson gaming property. These issuances were from the Company's active
S-8 registration # 33-34786.



On June 6, 1997 the Corporation instructed its transfer agent to issue 23,077 common shares in the name of Advisco Capital Corp. for due diligence consulting connected with advising the Company on financing its Henderson gaming property. These shares were from the Company's active S-8 registration # 33-34786.



	From May 28 to June 4 Jon Elliott sold 18,000 common shares at an average price of $0.71. The appropriate forms required to be filed with the Securities and Exchange Commission disclosing the sales in May were filed in a timely fashion.



In an effort to collect on the Stephen Grogan judgment the Company acquired in December, 1996, the Company retained counsel who, on February 6, 1997, served a writ on Stephen Grogan to seize a certificate for 111,250 shares of Royal Casino Group common stock issued in Stephen Grogan's name. Stephen Grogan informed the Sheriff that the certificate was being held by his attorney. Thereupon, on February 10, 1997, Royal's counsel sought a Court Order, which was granted on February 18, 1997, ordering the stock transfer agent to cancel that certificate and issue another certificate for the same number of shares in Stephen Grogan's name. Further, the order directed the transfer agent to forward the certificate to the Court. The transfer agent complied with the court order. A Notice of Seizure dated February 20, 1997 notifying StephenGrogan of the levy upon his Royal Casino Group stock was subsequently served on Stephen Grogan. A Motion Authorizing Sheriff's Sale of the Securities was filed with the Court on March 11, 1997, and subsequently took place on May 14, 1997. At the auction the Company, as a result of making the highest bid which at $9,642.71 was the amount of the judgement, garnered the 111,250 common shares.
The cost to the Company was $1,500 to acquire the judgement plus customary legal fees. Additionally, in May, 1997 the Company acquired an additional outstanding default judgement against Stephen Grogan with principal and interest totaling in excess of $26,000. The Company placed this judgement at the auction behind the first judgement. Stephen Grogan payed $9,500 to the Court in an attempt to halt the auction. Stephen Grogan's motion failed with the result that Mr. Grogan lost all 111,250 shares; had a garnishee leveed against him seizing the $9,500 he placed with the Court, plus the Company still has an outstanding judgement against Stephen Grogan of approximately $16,000. Also in May, 1997 the Company acquired a third outstanding default judgement against Stephen Grogan with principal and interest totaling in excess of $5,600. The Company is attempting to enforce its judgements. The Company's attorney has been contacted by Stephen Grogan's attorney proposing that the parties reach a settlement of the filed law suits and other legal actions. Although the Company would be receptive to a settlement on terms acceptable to the Company, the Company is prepared for and is planning on two jury trials to resolve the outstanding issues. The Company is very confident of its position in these matters.



	At Deadwood's annual City-Wide Poker Tournament held in April, 1997 a 20 year-old man was found to have gambled at one Deadwood casino, began play in the poker tournament at a second Deadwood casino and participated in the tournament finals at Goldiggers.
This was a non-profit tournament, staffed by volunteers, in which Goldiggers acted as the host venue for this years event.
When Goldiggers management discovered the man was under 21 years of age they notified the South Dakota Commission on Gaming.
Subsequent to an investigation the gaming commission

imposed $5,000 fines on all three gaming establishments. Because the commission determined the man registered for the tournament at Goldiggers, they failed to suspend Goldiggers fine while suspending a portion of the fines for the other casinos.



	In May, 1997 a current stockholder of the Company invested an additional $25,000 to acquire restricted common shares of the Company to be priced on July 31, 1997.



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



			None.















































































SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, theRegistrant has duly caused this report to be signed by the undersigned thereunto duly authorized.








                                                   ROYAL CASINO
GROUP INC.
     (Registrant)





                                       By:      /s/ Jon F.
Elliott

                                            Jon F. Elliott,
President

                                            and Chief Executive
Officer







Date: June 13, 1997



                                       By:      /s/ Larry C.
Close

                                            Larry C. Close

                                            Director, Vice
President