Form 10-K
period 1997-07-31
ROYAL CASINO GROUP INC
filed 1997-11-14
CIK 352912

5/15/94SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549



FORM 10-K



 Annual Report Pursuant to Section 13 or 15(d) of the

  Securities Exchange Act of 1934



 For the Fiscal Year Ended July 31, 1997



Commission File No. 0-10315



ROYAL CASINO GROUP INC.

   (exact name of registrant as specified in its charter)



               Utah                                95-4091368

    (State of Incorporation)               (I.R.S. Employee
I.D.No.)



					152 Sherman St.

                             Deadwood, SD 57732

(605) 578-1299         Fax  (605) 578-1298

           Address and telephone of principal executive offices



      	  Securities registered pursuant to Section 12(g) of the
Act:

                         Common Stock, $0.001 Par



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

			[x] Yes                  [ ] No



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

			[x] Yes   			[ ] No



The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 1997 was
$2,204,878



  5,163,765 shares of registrant's $0.001 par value

                common stock were outstanding and issued as

                             of July 31, 1997



                 Documents incorporated by reference: None















TABLE OF CONTENTS



PART I
  PAGE


 NUMBER



	ITEM 1. BUSINESS222222222222222222222222222222222222222222222  3



	ITEM 2. PROPERTIES2222222222222222222222222222222222222222222  4



	ITEM 3. LEGAL PROCEEDINGS222222222222222222222222222222222222  5



	ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

	        OWNERS AND MANAGEMENT22222222222222222222222222222222  5



PART II



	ITEM 5. MARKET FOR THE REGISTRANT'S COMMON

		  STOCK AND RELATED SECURITY HOLDER MATTERS222222222222  6



              SUBMISSION OF MATTERS TO A VOTE OF

              SECURITY
HOLDERS2222222222222222222222222222222222222  6



	ITEM 6. SELECTED FINANCIAL DATA222222222222222222222222222222  6



	ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

		  FINANCIAL CONDITION AND RESULTS OF OPERATIONS22222222  9



	ITEM 8. FINANCIAL STATEMENTS222222222222222222222222222222222
28



		  NOTES TO FINANCIAL STATEMENTS222222222222222222222222  37



      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              ON ACCOUNTING AND FINANCIAL


DISCLOSURES222222222222222222222222222222222222222222  50



PART  III



	ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS222222222222222222222
51



	ITEM 11. EXECUTIVE COMPENSATION222222222222222222222222222222
52



           	   CERTAIN RELATIONSHIPS AND RELATED

		   TRANSACTIONS2222222222222222222222222222222222222222  54



		   SUBSEQUENT EVENTS22222222222222222222222222222222222  54

PART IV



	ITEM 12. FINANCIAL STATEMENTS, SCHEDULES,

		   EXHIBITS AND REPORTS ON FORM 8-K22222222222222222222  56



SIGNATURE PAGE
2222222222222222222222222222222222222222222222222222  57









PART I



Item 1.  Business



	General Development of Business



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



	The Company's revenues are derived from Goldiggers Hotel & Gaming Est., the company's casino and hotel in Deadwood, South Dakota combined with revenues from the Deadwood Stage, a transportation system operated by the Company in conjunction with Goldiggers. The revenues from Goldiggers were not sufficient to support Goldiggers and the corporate overhead required to maintain the corporation's existing operation plus the costs inherent in pursuing other gaming opportunities. Consequently, the Company experienced an operating loss. It is anticipated that additional losses will be incurred in the future as the Company develops casino properties and will continue until the Company's second or third property is operational.



	Royal Casino Group Inc. is a publicly traded company whose stock trades on the NASDAQ Over-The-Counter ("OTC") Bulletin
Board under the symbol "WINZ". The Company currently maintains its principal office at 152 Sherman St, Deadwood, SD 57732.
The Company's mailing address is P.O. Box 545 Deadwood, SD
57732, it's telephone number is (605) 578-1299 and the fax number is (605) 578-1298



	Narrative Description of Business



	Just a few short years ago the only casinos in the country were in Nevada and Atlantic City. Faced with a shortage of civic funds due to the recession, several small cities such as Deadwood, SD, Davenport, IA and three obscure gold mining towns in Colorado began to allow casinos as a way to replenish municipal coffers. The phenomenal success of gaming in these communities soon spawned riverboats on the Mississippi River and on Indian reservations and the "new gold rush of the `90's was on". Several gaming companies that began less than five years ago in small cities in Iowa, South Dakota and Illinois now have a market cap in excess of $200M. As these companies expand their horizons to larger population centers the tendency is to overlook the smaller communities.

	The Corporation's business plan consists of the development of gaming properties in small to medium sized jurisdictions throughout the country. The Company believes that with the proliferation of gaming many compelling opportunities will be available to aggressive gaming organizations over the next several years. Therefore, the Company's strategy is to operate many smaller casinos in small to medium sized markets, some potentially on a Joint Venture basis with one or more of the larger gaming companies. In most markets Royal Casino Group will elect to develop the property in-house.



	The Company through its wholly-owned subsidiary, Atlantic-Pacific Corp., owns and operates Goldiggers Hotel & Gaming Est. in Deadwood, South Dakota. The property consists of a limited stakes casino with 90 gaming devices, a nine room hotel, restaurant and bar. In addition the Company owns the Deadwood Stage, a transportation system consisting of 11 vehicles including two 47 passenger busses, three 25 passenger busses, a 20 passenger bus plus assorted vans. Two parcels of land adjacent to the property are owned outright by the Company and could be utilized to expand the property.



	The Company has signed a 25 year exclusive contract with the City of Wyatt, Missouri to develop a riverboat casino entertainment center on the Mississippi River. The Company has 50 acres of land on the Mississippi River under its control to develop the project. The Company's application to the Missouri Gaming Commission is pending receipt of a suitable docking permit from the Army Corps of Engineers and the annexation of the property into the City of Wyatt. It is anticipated that the application will be submitted to the gaming commission during the Company's second quarter, ending January 31, 1998, although there can be no assurances that the docking permits and/or annexation will be completed within that time frame.



	Employees



	Including its wholly-owned subsidiary Atlantic-Pacific Corp., the Company employs approximately 55 full time employees year round increasing to approximately 75 during the summer.



Item 2.	Properties



	The Company leases approximately 1,000 square feet for its corporate headquarters in Deadwood, South Dakota from First Western Bank for $950 per month on a lease through April, 1998. The Company leases the three building complex that houses Goldiggers for an aggregate $19,500 per month on a five year lease with three five year renewal options. The Company experienced a 50% rent deferral of the $16,000 per month portion of its Goldiggers lease from January-May, 1997 due to the severe winter's impact on the business. The deferred portion was to be added to the monthly rent and paid from June-October, 1997. As of the date of this filing two payments of the deferred portion have been paid. Additionally, the Company's wholly owned subsidiary is delinquent three months on its rent. The Company, through its wholly-owned subsidiary, Atlantic-Pacific Corp., owns outright two contiguous lots on Main Street in Deadwood adjacent to Goldiggers.



Item 3.	Legal Proceedings



	In July, 1997 the Company settled its only lawsuit. In August, 1996 Stephen Grogan, a former Officer and Director of the Company sued Royal Casino Group Inc. and Jon Elliott, its
President seeking $1 million. The Company sued Stephen Grogan and in the course of such suit discovered formal documentation from the South Dakota Commission on Gaming recommending that Stephen Grogan not be given a gaming license. Solely to avoid the continuous distraction and costs associated with litigation, the Company, without admitting any wrongdoing, chose to settle
Grogan's suit for less than $75,000, and withdraw their suit.




	The Company is not involved in any existing law suits, nor is the Company aware of any pending legal proceedings. [See:
Subsequent Events]



Item 4. 	Security Ownership of Certain

            Beneficial Owners and Management



	The following table sets forth certain information regarding the Company's Common Stock as of July 31, 1997, not giving effect to any stock options or Warrants outstanding as of such date, owned or recorded beneficially by each person owning more than 5% of such Common Stock and by all officers and directors as a group.



   COMMON STOCK



 Name of                            Number

 Beneficial Owner                 of Shares       % of Total
Outstanding



 Jon F. Elliott

 P.O. Box 623

 Deadwood, SD                     1,029,974               19.95



 CEO/President and Director



 Larry C. Close

 1917 Catherine Court

 Gardnerville,  NV 89410            412,500                8.



 Vice President Gaming,

 Secretary and Director

-----------------------------------------------------------------
--------

 All Officers & Directors

as a Group                        1,442,474               27.95























PART II



Item 5. Market for the Registrant's Common

  	  Stock and Related Security-Holder Matters



	(a) Market Information. Royal Casino Group's common stock is traded on the NASDAQ Bulletin Board under the symbol "WINZ".



	The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated.
These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

							High             Low



	1996 Third Quarter. . . . .         $1.28            $0.66

	1996 Fourth Quarter . . . .         $0.94            $0.44

	1997 First Quarter. . . . .         $0.99            $0.44

	1997 Second Quarter . . . .         $0.97            $0.49



	(b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 1997 was 2,569.



	(c) The Company has not paid a cash dividend on its Common Stock and does not anticipate that it will do so in the foreseeable future.



      (d) On January 25, 1997 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants to July 26, 1997, with all other terms and conditions applicable to the warrants remaining in effect. On July 15, 1997 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants six months to January 26, 1998, with all other terms and conditions applicable to the warrants remaining in effect.



Submission of Matters to a Vote of Security Holders



	There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.



Item 6. 	Selected Financial Data



	The selected financial data set forth below should be read in conjunction with the financial statements and related notes.
Balance sheet information is presented as of the end of the period shown.



	The following table summarizes certain audited financial data and is qualified in its entirety by the more detailed financial statements included elsewhere herein. For the year ended July
31, 1997, the Company had gross revenues of $1,947,653 and incurred a net loss of $1,848,419.

















				    July 31, 1997

                              (Audited)

      Total Assets ...............................$  2,855,470



      Total Liabilities...........................$    976,832



      Shareholders' Equity .......................$  1,878,638

Shares Outstanding



	Common Stock ................................ 5,163,765

	Series A Preferred Stock .................... 1,100,000





Net Tangible Book Value

	Per Share of Common

	Stock . . . . . . .  . . . . . .$ 0.36



	(1) There are presently outstanding 1,628,612 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 1998. The "B" Warrants are callable by the Company at a price of $0.20 per Warrant. There are presently outstanding 550,000 "C" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $4 until December 31, 2000. The "C" Warrants are callable by the Company at a price of $1 per Warrant. This calculation assumes that none of the aforementioned "B" and "C" Warrants have been exercised.



Income Taxes:



	The Company is current with all its Federal and State Income Tax filings. The Company does not owe any Federal or State
Income Taxes, and has a net operating loss of approximately
$3,002,651 expiring beginning 2010.





Officers' Salaries:



	Officers' salary expense for the year was $225,000. In an effort to preserve the Company's cash, both Officers deferred their salaries for June and July, 1997. At a January 25, 1997 board meeting as a bonus for improving the Company's assets from $21 to over $3,900,000 and improving Shareholder Equity from a negative $135,000 to over $3,200,000 and securing an existing operation with annual revenues projected over $2,000,000, the board voted to bonus the Company's two senior executive officers. Larry Close, the Company's Vice President of Operations received a bonus of $25,000 and Jon Elliott the Company's President and CEO received a bonus of $31,250. To preserve the Company's cash, both officers agreed to take their bonus in stock. Due to the stock being restricted the bonus was calculated at a discount of 50% to the then current bid price for the Company's common stock. Therefore, Larry Close was issued 100,000 restricted common shares and Jon Elliott was issued 125,000 restricted common shares on January 29, 1997.



Loans payable, Officers/Directors-Stockholders:



	Jon Elliott, an officer and director, who is also the Company's largest stockholder, loaned and advanced certain moneys to the Company for its operational overhead and expenses. As of the date of this report $9,100 is owed plus expenses incurred by executives of the Company during the normal course of performing their duties.



Stockholders' Equity

Common Stock:



	The Company has 150,000,000 shares authorized, 5,163,765 shares issued and outstanding. There are presently outstanding
1,628,612 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January
26, 1998. The "B" Warrants are callable by the Company at a purchase price of $0.20 per Warrant. Additionally, as part of the Company's acquisition of Goldiggers, Casino Magic Corp.
holds 500,000 "C" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $4. until December, 2000. These Warrants are callable by the Company at a purchase price of $1. per Warrant. As part of the Company's acquisition of the Triple J Casino in Henderson, Nevada, since discontinued, the Company issued 50,000 of the aforementioned
$4. "C" Warrants to the seller.



Preferred Stock:



	The Company has 100,000,000 shares authorized of which 1,000,000 Class A Preferred were issued to Casino Magic Corp. in connection with the Company's acquisition of Goldiggers Hotel & Gaming Establishment. As part of the Company's acquisition of the Triple J Casino in Henderson, Nevada, since discontinued, the Company issued 100,000 shares of the aforementioned Class A Preferred Stock to the seller.



Stockholders' Equity

Stock Options:



	Under the terms of its nonqualified employee stock option plan the Company is authorized to establish a plan for up to two hundred and fifty thousand (250,000) shares of Common Stock pursuant to a resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws.
Pursuant to this plan the Company has issued one hundred and seventy thousand (170,000)options to an officer/director/stockholder. The options may be exercised at a purchase price of $1.25 per share. The options expire on January 31, 1999. Board action on July 15, 1997 extended the expiration date of these options to December 31, 2003.
Additionally, in Board action on July 15, 1997, the Company created options, with an expiration date of December 31, 2003, equating to three million shares of common stock to an Employee
Stock Option Plan.  The Board granted 900,000 options to Jon
Elliott, the Company's President and CEO; and 600,000 options to Larry Close, the Company's Vice President. These options carry an exercise price of $0.60 per share. Additionally, the Board on the same date authorized the establishment of 500,000 options, each to be exchanged on a one for one common stock basis, to be offered at the discretion of the President to investors. These options would be priced at the time granted, at a price above the then current price of the Company's shares. Further, that each option shall be for a period established by the President at the time they are granted. The common stock issued pursuant to all of the aforementioned options are restricted under the Securities and Exchange Commission Rule 144.







Item 7. Management's Discussion and Analysis of

	  Financial Condition and Results of Operations



	The following discussion provides information on results of operations, liquidity, capital resources, and the impact of inflation on the Company. The financial statements and notes thereto also contain information that is pertinent to this analysis.



General Financial Condition



	From May, 1996 until their expiration on July 26, 1996, over 1,000,000 of the Company's Class "A" Warrants were exercised at $1 providing the Company with substantial operating capital to complete the acquisition of Goldiggers from Casino Magic and commence operations. However, due to the extraordinarily harsh winter experienced in South Dakota(the coldest and most severe in over 107 years); the decline in revenues of the Deadwood gaming market combined with the 10% increase in the number of gaming devices in Deadwood; the loss of 50 parking spaces across the street from Goldiggers; the ongoing costs of operation of the Company; plus the costs incurred in seeking out other gaming opportunities, the Company has depleted its cash resources. The Company has borrowed funds from the Company's bank and third parties and is currently seeking additional financing to sustain operations. Current cash on hand is not sufficient to meet ongoing operating expenses however the Company is optimistic that financing alternatives are available. These alternatives include raising additional cash through a private placement, taking on additional debt and/or disposing of selected assets. Further, to acquire or develop additional gaming properties, the Company will require funding in varying amounts, time frames and methods corresponding to each of the gaming opportunities the Company elects to pursue. The Company has entered into an agreement with an investment banking firm to raise the funds required for identified gaming opportunities.



Results of Operations:



	The Company, through its wholly-owned subsidiary, Atlantic-Pacific Corp., operates Goldiggers Hotel & Gaming Establishment in Deadwood, South Dakota. In addition, the Company owns and operates the Deadwood Stage, a transportation system operated, primarily in conjunction with Goldiggers.



Goldiggers Hotel & Gaming Est.



	Goldiggers Hotel & Gaming Est. consists of three separate but connected buildings housing 87 slot machines, 10 video lottery machines plus three gaming tables, a restaurant, bar and nine room hotel located in historic Deadwood, South Dakota.
Deadwood, a turn-of-the-century restored gold mining town nestled in the famous Black Hills of South Dakota, is on the National Historical Registry and attracts over 1.5 million visitors per year. In addition to Goldiggers, the Company also owns and operates the Deadwood Stage, a transportation system consisting of two 47 passenger buses, three 25 passenger buses, a 20 passenger bus plus an assortment of vans and school buses which are primarily used to bring gaming patrons to the casino.



	For the first fiscal quarter, the Company, continued to invest in capital improvements. First, Royal Casino Group replaced more than 50% of the slot machine game program chips with current, new, more customer-appealing games and redesigned the casino's layout to create a more open customer-friendly appeal. Second, the Company turned the adjacent land into a parking lot for its hotel guests saving $50,000 per year in parking expense. Third, the Company relocated and built a new gift shop stocked with new apparel with the Goldiggers logo. Fourth, the Company installed new kitchen equipment resulting in increased efficiency in Goldiggers' restaurant and upgraded the quality of the food. Fifth, the Company undertook a major cleanup of the property; repainting the front, side and rear entrances, refurbishing the copper and brass entrance moldings, ordering new signs for the front of the building, new roof lights to brighten the front of the building and new uniforms for its managerial personnel. Simultaneously, the Company implemented cost cutting measures such as instituting a comprehensive yet less expensive employee health insurance program. Viewing a year-over-year first fiscal quarter comparison of operations, gross casino revenues were down 18% in this period. Management attributed this decrease to fewer visitors in the Black Hills in general and Deadwood in particular as compared to the previous summer tourist season as a direct result of the cutting of the State's tourism budget. Deadwood gaming revenues have been negatively impacted. Further comparison showed that despite the decrease in the number of tourists to the area and customers in Goldiggers, restaurant and beverage sales remained constant with last year, hotel revenue increased 18% while management-implemented cost-cutting measures and tighter expense controls reduced the casino's operating costs in excess of 11%. Although the property experienced a loss of $25,000 for the quarter, overall EBITDA resulted in a 22% improvement as compared to the same period last year.



	The Company's second quarter represented the coldest November-January three month period in the 107 years of record keeping in South Dakota according to the state climatologist.
In December, inclement conditions hindered travel and commerce across northern-tier states which comprise the majority of Goldigger's market area. Virtually all Christmas parties booked for Goldiggers were canceled due to continuous snow and ice storms. According to a state official the blizzards and below zero temperatures may cause the greatest cattle losses in more than a century. Ranching is South Dakota's largest industry and Goldiggers depends upon area ranchers to form a significant portion of its local non-tourist business throughout the winter and spring. In Deadwood, gross gaming revenues were the lowest in more than two years falling 8.6% from November, which was down 18% from a year ago and just half of the September, 1996 gross earnings. January's figures remained below the previous two years January mark. Another factor affecting revenues was the closing of the 50-car parking lot across the street from Goldiggers. This was done as construction began on a 500-car multilevel parking structure due to open in December, 1998.
When completed Management believes it will have a positive effect on revenues as Goldiggers will be the first casino seen when exiting the parking structure. The aforementioned conditions contributed to significantly lower results for
Goldiggers when viewed on a year-over-year basis.   For the
second quarter gaming revenues were down 35%, $263,690 to $169,984, while non-gaming revenues were down 3%, $145,014 vs. $140,713. However, due to cost-cutting measures the Company cut
operating expenses 28%, from $441,700 to $317,289.   For the six
month period ending January 31, 1997 year-over-year gaming revenues were down 15%, $738,078 vs. $627,571; non-gaming revenues down 6%, $437,194 vs. $410,167 and overall revenues down 12% from $1,175,272 to $1,037,738. There was impact however on the expense side of the ledger as newly implemented controls resulted in a saving of 17.5% equating to $180,457 in operating expenses. In spite of a 12% drop in revenues equating to a shortfall of $137,534 in year-over-year figures, Goldiggers improved its operating performance by 7.5% or $26,418.

	For the Company's fiscal third quarter net gaming revenues for Goldiggers were up $123,650, or 44% from the Company's last fiscal quarter. Despite continuous inclement weather and climatic conditions being considerably worse than previous years, the decrease in gaming revenues from the same quarter in 1996 was a modest 6%. Due to the implementation of Management's cost-cutting measures direct departmental costs improved 44% as a percentage of net gaming revenues over last quarter for a gross dollar saving of $60,876.



	For the Company's fiscal fourth quarter comprising the months of May, June and July, net gaming revenues for Goldiggers were down $72,000, or 13% from the Company's fourth fiscal quarter the previous year. However, due to the continued implementation of Management's cost-cutting measures, Goldiggers loss from operations actually improved by $159,000 or 46% in year-over-year comparison.



	Comparing year-over-year results at Goldiggers, pro forma net revenues for the previous fiscal year ended July 31, 1996, were $2,094,000 resulting in a pro forma net loss of $1,336,000. This period was for a time where all but 45 days were under prior ownership. Although net revenues for the current fiscal year ended July 31, 1997 were $1,785,000, down $309,000 or 15% from the previous fiscal year, net losses from operations were $788,000, an improvement of $548,000 or 41% over the previous fiscal year. EBITDA was a negative $468,000. The worst winter in decades caused high losses in livestock for the regions ranchers. These climatic conditions also adversely affected ancillary industries resulting in a significant negative impact on the regions economy culminating in both South Dakota and North Dakota formally being declared Federal Disaster Areas by the President. In addition, South Dakota and surrounding regions suffered through a very wet spring with severe flooding in the eastern sections of South Dakota and North Dakota and the western section of Minnesota. With the absence of the regions ranchers and the residents of eastern North and South Dakota plus western Minnesota who comprise the primary summer tourist market for Deadwood, results were negatively impacted. Had revenues remained at fiscal 1996 levels, EBITDA would have been negative $130,000. During the just completed fiscal year, $71,000 was invested in fixed assets.



	In September, 1996, Royal Casino Group planned to expand the hotel by adding 24 new rooms and doubling the size of the casino by adding 90 gaming devices. The Company believed this expansion when completed, would have a dramatic, positive effect on its revenues. The expansion was planned for land adjacent to Goldiggers which is owned free and clear by the Company. The Company prepared its business plan and commenced discussions with investment bankers seeking the $3,750,000 the Company determined was necessary to construct the building together with the furnishings, fixtures and equipment, signs, gaming device fees and operating capital necessary to open. The Company planned to use its fleet of buses and vans to bring tour groups to the property and thereby fill the new hotel rooms. However, due to the severe winter combined with the continuous decline in Deadwood gaming revenues and with the lack of available parking due to the delay in the development of the 500-car parking lot across the street, the Company tabled this expansion until improved market conditions are present and suitable parking is available.



	The South Dakota legislature and senate approved a measure for implementation on July 1, 1997 which gave the South Dakota
Commission on Gaming the authority to approve derivative poker and blackjack games. On July 1, 1997 `Let It Ride' and `Three
Card Poker' were approved and added to Goldiggers replacing two blackjack tables. Management believes these games should prove to be a positive influence on Goldiggers revenues.



	Recently, Kevin Costner and his brother announced that their $140M Dunbar Resort is due to commence construction with an anticipated opening in the year 2000. When completed Management believes this will have a positive effect on Goldiggers revenues. During the construction phase Management believes the 1,000 construction workers which will be in Deadwood will also have a positive impact on Goldiggers revenues.



	Pursuant to the terms of Royal Casino Group's agreement with Casino Magic to acquire Goldiggers Hotel & Gaming Est., in June, 1996 the Company received correspondence from Casino Magic requesting the Company register 333,333 common shares. In a subsequent conversation with a member of Casino Magic's senior management team it was stated that due to the low price of the Company's common stock Casino Magic was not interested in selling any of its shares on the market.



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



	On March 23, 1996 the Company and a local landowner entered into a three year lease with an unlimited number of five year renewal options (at base plus customary CPI adjustments) plus an option to purchase 50 acres of land directly on the Mississippi River near Wyatt, Missouri. The term and annual lease payments of $50,000 commence upon the earlier of the Company beginning construction on the land or the selection of its gaming application for review by the Missouri Gaming Commission. The Company has an option for three years to purchase the land for $300,000 with 50% of the rent paid credited towards the purchase price. Ten percent of the rental sum due for the initial three year term will be payable in the Company's restricted common stock priced at the average ask price of the Company's shares for the preceding 15 trading days prior to the payment due date.
As a condition of the transaction, the City of Wyatt will annex the property into the city with the lessor paying the costs associated with this procedure. This annexation is anticipated to be completed during the first quarter of 1998 although no assurances to this effect can be given due to the complexities and variables associated with this procedure.



	In April, 1996 the Company submitted its application for the required regulatory docking permits to the Army Corps of Engineers. As reported in it's Form 10-Q for the quarter ended October 31, 1997, the Company had been informed that the Army
Corps of Engineers had issued a public notice on October 8, 1996. This information proved to be erroneous. On March 7, 1997 the Army Corps of Engineers issued a public notice seeking comments to determine whether to grant a Section 401 water quality certification permit which would grant Royal Casino
Group the permission necessary to dock its planned riverboat at its planned location in Wyatt, Missouri. The Company received communication from the Army Corps of Engineers concerning its application for a 404 docking permit. Three separate engineering sections of the Corps stated concerns about the Company's proposed design for its riverboat casino and entertainment center as it may interfere with the Mississippi River's flow at that juncture and impact on the levee in that area. The Company's engineer is in contact with the various sections of the Corps with proposed changes to the projects specific site location within the 50 acres it controls. The
Company anticipates that an accord can be achieved within the next several months which would allow the project to proceed.



	   Additionally, Missouri statutes require the land used for a riverboat casino development to be located within the city limits of that community. In July, 1997 the City Council of Wyatt voted to annex the 50 acres of land into the City of Wyatt. This procedure is expected to be complete within the next
90 days although unexpected circumstances may delay this procedure.



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



     The Triple J Casino sits on 16 acres of land and is comprised of a 35,000 square foot building, 320 slot machines, a restaurant, lounge and a sports book. The building also includes a 15,000 square foot area suitable for casino expansion and other revenue generating entertainment opportunities. The two main attractions for Royal Casino Group were 1)the fact that the casino has an unrestricted gaming license and 2) the plans to build a 550 room hotel on the site have been approved by the City of Henderson=s zoning, planing and City Council.



      Terms of the agreement provided for the current owners of the Triple J Casino to receive $4.9 million in cash; be issued shares of the Company's redeemable, non-dividend bearing, convertible, preferred stock valued at $3 million; 200,000 restricted common shares of the Company's common stock; a 48 month non-convertible, redeemable $1.5 million debenture with dividends deferred for the first two years and 500,000 "C" Warrants, convertible on a one-for-one basis into the Company's common stock, with an exercise price of $4. As a down payment and in consideration of removing the property from the market, the Company gave the following as a non-refundable deposit to the current owners of the Triple J: the 200,000 shares of restricted common shares, 100,000 shares of the aforementioned preferred stock plus a "C" Warrant to acquire 50,000 shares of the Company's common stock at the above mentioned terms and conditions.



     A Board Meeting authorizing the appropriate amendment to the Company's Articles of Incorporation to reflect the preferences, rights and limitations of the preferred stock to be issued in conjunction with the transaction was held with the amendment being subsequently filed with the State of Utah.



     Completion of the acquisition was subject to customary conditions consistent with a transaction of this kind including the issuance to Royal Casino Group of a license from the Nevada Gaming Commission, financing and the execution of a definitive agreement.



     Management believed that this acquisition would have made a significant positive impact upon the assets and revenues of the Company. From 1990 through 1994, the U.S. Census Bureau ranked Henderson as the fastest growing large city in the nation. Its current population of 140,000 is expected to double in the next decade. Basically a suburb of Las Vegas, this area showed the second largest increase of all Nevada gaming areas with gaming revenues up 17.6% in 1996 according to figures released by Nevada's Gaming Control Board.



     Management believed it could attract the requisite financing necessary to acquire the property and that it could have been raised in a timely fashion on terms and conditions acceptable to the Company. The Company's plan was to assume ownership of the property and through the implementation of a solid marketing plan and experienced gaming management, effect a turn around of the property. Once demonstrated that the property was producing a positive cash flow the Company believed that it could attract the financing to commence Phase I of the expansion which was the expansion of the casino and the addition of 200 hotel rooms plus some amenities. Once demonstrated that the hotel was running a high occupancy rate the company would seek the financing necessary to commence Phase II of the expansion which would be the addition of 350 additional hotel rooms. It was contemplated that completion of the project would take two to three years. The Company retained the services of the former head of zoning and planning for the City of Henderson as a consultant. With the building permits due to expire in May, 1998 the Company believed that if it enhanced the plans, an extension would be attainable from the City of Henderson. Therefore, the Company's architects created a preliminary set of drawings enhancing the appearance and overall development of the contemplated expansion.



     In June 1997 legislation was authored and passed in July, 1997 that severely restricts the growth of casinos and casino hotels in residential areas. Specifically, the legislation prohibited any casino related development within 500 feet of a home. The Triple J has homes adjacent to its parking lot and although grandfathered as to the legislation by virtue of the fact that it proceeded the development of the homes, with the Company's timetable for expansion and development in phases over a period of years, the Company realized that it would require an extension of the building plans. Due to the publicity surrounding the recently passed legislation, Senate Bill 208, the Company believed that it would be unable to garner the extensions from the Municipal authorities which it would require. The Company determined it would be unable to raise the approximately $55 million required to acquire, remodel and develop the property on acceptable terms and conditions within
the time frame prior to the expiration of the permit.   Once the
existing permit expired, the Company believed it would be very difficult to re-apply for a permit to develop the hotel. After conferring with agents of the Nevada Gaming Control Board and receiving their initial comments with respect to Royal's proposed acquisition, the Company decided to cease its pursuit of the Triple J.



     At the time Nevada Gaming Control Board agents began their investigation into the suitability of Royal Casino Group the company did not have the financial capability to fund the acquisition of the Triple J and was actively pursuing outside financing. One of the elements in determining suitability by NGC agents in the acquisition of a Nevada gaming property is that the buyer have the financial strength to not only acquire the property, but to fund operation as needed. At the time Nevada Gaming Commission agents started their investigation and finding of suitability of Royal Casino Group, the company did not meet either criteria.



     Although the company was pursuing financing for the acquisition and the funding for the proposed hotel expansion, the company could not demonstrate that it would get the necessary acquisition financing to satisfy Nevada gaming authorities in the time frame of their suitability investigation for a Nevada gaming license. Further, if additional funding for the hotel expansion could not be obtained to meet the Henderson building commencement date of May 1998 then the company might have trouble renewing the building permit for the hotel because of the recently passed Senate Bill 208. If that occurred, the potential revenue growth of the property would be jeopardized.



     Based on these factors, it was determined in conversations during the initial stages of the suitability investigation interviews with Nevada gaming agents that the Company chose to withdraw its application. Although, as of the date of this report the Company is waiting for approval of the withdrawal from the Nevada gaming regulators.



     In anticipation of the acquisition the Company incorporated a Nevada corporation, Goldiggers Southern Nevada Inc., as a wholly owned subsidiary. The Nevada company does not and has never had any assets, revenues or liabilities and remains a shell corporation.



     The Company will take a one-time write-off of $275,000 pursuant to costs associated with this proposed acquisition.
These costs include professional fees, travel associated expenses, regulatory fees, consultants fees, investment banking and due diligence fees.

	   Ownership and Operation of Casinos in Nevada



	The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and to licensing and regulatory control by the Nevada Gaming
Authorities. The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (i) the character of persons having any direct or indirect involvement with gaming, (ii) the establishment and maintenance of responsible accounting practices and procedures, (iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal fiscal affairs and the safeguarding of assets and revenues, (iv) the prevention of cheating and fraudulent practices, and (v) providing a source of state and local revenues through taxation and licensing fees.



	The Company must register with the Nevada Gaming Commission and be found suitable and be granted all requisite licenses under the terms of the Nevada Act to conduct a nonrestricted gaming operation in Nevada. The Company applied for the necessary governmental licenses, permits and approvals for its proposed hotel/casino venture in Henderson, Nevada. However, there can be no assurances that any licenses, permits or approvals that would be required would have been given or that once received, they would not have been suspended or revoked. Nevada gaming licenses are not transferable and require periodic payments of fees.



	The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a corporation registered under the Nevada Act or which holds a license in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of licensed gaming corporations must file license applications with the Nevada Gaming Authorities. In addition, changes in corporate positions must be reported to the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada
Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation.



	If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company involved would be required to sever all relationships with such persons. In addition, the Nevada Gaming Commission may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.



	Any beneficial holder of the voting securities of a corporation registered under the Nevada Act, including the Company regardless of the number of shares owned, may be required to file applications, be investigated, and have such holder's suitability determined if the Nevada Gaming Commission has reason to believe that such ownership may be inconsistent with the declared policies of the State of Nevada. Pursuant to the regulations of the Nevada Gaming Commission, the applicant must reimburse all costs of investigation incurred by the Nevada
Gaming Commission in conducting its investigation upon an application.



	Persons who acquire beneficial ownership of more than 5% of the voting securities of a corporation registered under the Nevada
Act must report the acquisition to the Nevada Gaming Commission.
The Nevada Act requires that beneficial owners of more than 10% of the voting securities of a corporation registered under the Nevada Act must apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. If the stockholder who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. In addition, the Liquor and Gaming Licensing
Board of the county having jurisdiction over a licensee has the authority to require that any person owning or controlling any of the stock of a gaming licensee, such as the Company, be investigated for suitability to be licensed. The applicant is to pay all costs of investigation. Any person who fails or refuses to apply for a finding of suitability for a license within 30 days after being ordered to do so by the Nevada Gaming
Commission or the Chairman of the Nevada Gaming Control Board may be found unsuitable. Under certain circumstances an "institutional investor" (as such term is defined in the Nevada
Gaming Commission's regulations) which acquires more than 10% of the Company's voting securities may apply to the Nevada Gaming
Commission for a waiver of such finding of suitability.  The
Company applied for and was found suitable by the City of Henderson, Nevada to own and operate the Triple J Casino subject to obtaining a Nevada Gaming License and obtaining the appropriate local and county licenses and permits.



	Any stockholder who is found unsuitable and who continues to hold, directly or indirectly, any beneficial ownership of the voting securities of a corporation registered under the Nevada
Act beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense.
The registered corporation could be subject to disciplinary action by the Nevada Gaming Commission if after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it, it (i) pays the unsuitable person any dividends or interest upon any of its securities or any other payment or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances, or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest the voting securities, including if necessary, the immediate purchase of the voting securities for cash at fair market value. The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada
Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction. After licensing, the Company is required to maintain current stock ledgers in the State of Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require certificates representing shares of the Common Stock of the company bear a legend to the general effect that the securities are subject to the Nevada Act. The Nevada Gaming Authorities, through the power to regulate licensees, have the power to impose additional restrictions on the holders of the Company's securities at any time.



	The regulations of the Nevada Gaming Commission provide that the control of a corporation registered under the Nevada Act may not change without the prior approval of the Nevada Gaming Commission. Under the Nevada Gaming Commission's regulations, an acquisition of control includes stock acquisitions (including tender offers) and certain other transactions. Persons seeking approval to control a corporation registered under the Nevada
Act must satisfy the Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered corporation may constitute grounds for finding such person or persons unsuitable.



	Regulations of the Nevada Gaming Commission prohibit certain purchases of securities by publicly traded corporations registered under the Nevada Act without the prior approval of the Nevada Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the publicly traded registered corporation. The regulations of the Nevada
Gaming Commission also require prior approval for a "plan of recapitalization," as defined by the regulations. Generally, a plan of recapitalization is a plan proposed by the management of a corporation registered with the Nevada Gaming Commission that contains recommended action in response to a proposed corporate acquisition opposed by the company's management, which acquisition itself would require the prior approval of the Nevada Gaming Commission. Substantially all loans, leases, sales of securities and other financial transactions entered into by the Company must also be reported to or approved by the Nevada Gaming Authorities.



	Nevada law prohibits corporations registered under the Nevada Act from making a public offering of their securities without the approval of the Nevada Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for one or more purposes. Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission, or Board as to the accuracy or adequacy of any offering circular, or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful. Pursuant to recent changes in Nevada law, the Company and its subsidiaries may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Gaming Authorities provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Gaming Authority on a periodic basis. The Company and its Nevada based affiliates may be disciplined by the Nevada Gaming Commission if it violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability on Nevada on the ground of personal unsuitability.



	License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Company's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by licensees where entertainment is furnished in connection with the selling of food or refreshments.



	   Application for a Nevada Gaming License



     The ownership and operation of casino gaming activities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and to licensing and regulatory control by the Nevada gaming authorities. The Company must be found suitable and be granted all requisite licenses under the terms of the Nevada Act to conduct a non-restricted gaming operation in Nevada. In April, 1997 the Company submitted its application together with the applications of the Company=s Officers and Directors both of which are required to be licensed prior to assuming control of the Triple J Casino. Although the Company and its Officers and Directors were found suitable by the South Dakota gaming regulators and were issued a gaming license by the South Dakota Commission on Gaming, there can be no assurances that the Company would receive its Nevada Gaming License or if it did there can be no assurances as to when it would be issued. The Company is responsible for all costs incurred by the Nevada Gaming regulatory bodies pursuant to the background and suitability findings during the licensing process and as such made a deposit of $85,000 to two divisions of the Nevada Gaming Board to commence the investigations.



     However, as mentioned above the building permit was due to expire in May 1998 and the Company determined it would be unable to raise the approximately $55 million required to acquire, remodel and develop the property on acceptable terms and conditions within the required time frame prior to the expiration of the permit. Once the existing permit expired, the Company believed it would be very difficult to re-apply for a permit to develop the hotel. After conferring with agents of the Nevada Gaming Control Board and receiving their initial comments with respect to Royal's proposed acquisition, the Company decided to cease its pursuit of the Triple J. In July, 1997 the Company requested the Nevada Gaming Commission to allow it to withdraw its application for a gaming license relating to its proposed acquisition of the Triple J Casino. As of the date of this filing this action is still pending.



	   Option To Purchase



     On April 1, 1997 the Company optioned the 7 acres adjacent to the Triple J Casino for $75,000. Terms of the agreement allow the Company to acquire the property anytime within 18 months for $1.5 million. The $75,000 is considered a deposit towards the total purchase price and was paid by the Company through the issuance of 105,634 restricted shares of the Company=s common stock. The purpose behind the option was that upon completion of the purchase this would have brought the Company=s land assemblage to 23 contiguous acres, one of the largest parcels of casino-zoned land in the City of Henderson holding a non-restricted gaming license.



	   Fort Erie Racetrack



     In April, 1997 the Company responded to a Request for Proposals (RFP) from the Ontario Jockey Club to purchase their Fort Erie Racetrack in Fort Erie, Ontario across from Buffalo, New York. What prompted the Company's interest was the announcement by the Ontario Provincial Government that Video Lottery Terminals would be placed in the racetracks in the Province with no capital outlay by the track's owner. The racetrack was also the optimum site for a Provincially approved charity casino in the City of Fort Erie. The Company assembled a group of three prominent Canadians who would share active involvement in the venture should the Company's proposal be accepted. The Company submitted what it believed to be a competitive bid. In May, 1997 all members of Senior Management of the Ontario Jockey Club recommended Royal Casino Group's proposal to their Board of Trustees. The Board selected another bid, with the caveat that should the other group fail to close the transaction or fail to receive their license from the Ontario Racing Commission, Royal's proposal would be accepted as presented and that the bidding process would not be reopened. After extended delays the other group received a temporary license from the Ontario Racing Commission enabling them to close the transaction. As of the date of this filing the other group had not received their permanent license and a significant shareholder of the other group was still undergoing license review.



	The Company will take a one-time write-off of $21,000 pursuant to costs associated with this proposed acquisition. These costs include professional fees and travel associated expenses.



	Other Corporate Activities



	Royal Casino Group had an active interest in an initiative in Trinidad, Colorado which would have allowed a local referendum to permit gaming. The Company had a representative in the community negotiating with Realtor's which, the Company believed, would give it a significant competitive advantage over the competition. However, the measure was defeated in the November 4, 1997 election.



	   The Company is in the early stages of actively investigating and evaluating specific casino opportunities in certain markets which fit the Company's goal to acquire and manage casinos in small to mid-sized markets.



	Class "A" & Class "B" Warrants



	At a Board of Directors meeting on January 25, 1997, the Board extended the exercise date for the Company's Class "B" Warrants to July 26, 1996 with all other terms and conditions remaining in effect.



      At a Board of Directors meeting on July 15, 1997 the Board extended the exercise date for the company's Class "B" Warrants until January 26, 1998 with all terms and conditions remaining in effect.



	Retention of Auditors



	On August 12, 1996 Royal Casino Group dismissed Caldwell, Becker, Dervin Petrick & Co., LLP, as its independent accountants. On the same day the Company retained the services of the Minneapolis office of Arthur Andersen LLP, an accounting organization, to conduct an audit of the Company's financial statements. A Form 8-K detailing the aforementioned dismissal and retention was filed with the Securities & Exchange
Commission on August 14, 1996. The Securities & Exchange Commission, in a letter dated August 30, 1996 requested a refiling of the Form 8-K including the words "through the date of dismissal" when referring to the stated fact that there had been no disagreements with the former accountants. A Form 8-KA including the requested words was subsequently filed on September 18, 1996.



	Pursuant to a Securities & Exchange Commission requirement that in an acquisition, if the acquired entity represents 40% or more of the annual sales of the acquiring entity, a Form 8-K must be filed within 15 days announcing the acquisition with a second
Form 8-K containing audited financial statements for the acquired entity's most recent three year period filed within the following 60 days. As Atlantic-Pacific, the Company's wholly-owned subsidiary which owns and operates Goldiggers, was deemed not material by Casino Magic's auditors due to the percentage of total sales it represented, the Company retained the Minneapolis office of Arthur Anderson, LLP to conduct the required audit. An audit of the financial statements of Atlantic
Pacific Corp., the Company's wholly-owned subsidiary that operates Goldiggers, for the three years preceding the acquisition by the Company, specifically for the years ended
December 31, 1995, 1994 and 1993 and for the three years then ended December 31, 1995, was prepared by Arthur Andersen, LLP.
The audit was completed and filed with a Form 8-K within the allowed time frame on August 28, 1996.



	The hereunto referred Form 8-Ks are included as an exhibit with this report. [See Subsequent Events]



	The Company's financial statements together with a consolidated audit for the fiscal year ended July 31, 1996, as prepared by Arthur Andersen, LLP., was included in the filing of the Company's Form 10-K as filed with the Securities & Exchange
Commission.



	Board of Directors Matters



	At a Board Meeting on July 16, 1996 the Board voted to establish a par value of 1 mil per share for the Corporation's
Common and Preferred Stock effective August 1, 1996. [See:
Amendment to Articles of Incorporation]

	Amendment to Articles of Incorporation



	Subject to the Corporation's request on August 5, 1996 the Company received a Certificate from the Utah Division of Corporations and Commercial Code amending its Articles of Incorporation to include the par value of a mil per share for the Corporation's Common and Preferred Stock as of August 1,
1996.



	Corporate Loans



	On July 1, 1996 the Company borrowed $180,000 from its bank to pay the annual device fees to the South Dakota Commission on Gaming. Fees are calculated at $2,000 per gaming device per year and are due each year on July 1st. As Goldiggers has 90 gaming devices the fees are $180,000. The Company repaid the $180,000 including interest on time by September 30, 1997.



	In February, 1997 the Company arranged an $125,000 line of credit with its bank to be applied to the operating expenses incurred at Goldiggers due to the sustained and severe winter.
The funds were drawn down through April, 1997 and are due to be repaid in February, 1998. The Company believes it will not be able to repay the credit line from revenue generated by operations and will need to either attract outside capital or dispose of a portion of its assets to satisfy the debt.



	On July 1, 1997 the Company borrowed $180,000 from its bank to pay the annual device fees to the South Dakota Commission on Gaming. Fees are calculated at $2,000 per gaming device per year and are due each year on July 1st. As Goldiggers has 90 gaming devices the fees are $180,000. As of the date of this filing the Company has repaid the majority of its indebetedness leaving a balance of approximately $50,000 still owed.



	In July, 1997 the Company borrowed $30,000 each for a period of 60 days and 90 days from an individual and a corporation providing the Company's Deadwood Stage vehicles and marketable securities as collateral. [See: Subsequent Events]



	Retention of Investment Banking Firm



	On July 18, 1997 the Company retained the services of McGinn, Smith & Co., Inc. of Albany, New York, a 20 year old investment banking firm, to raise financing for the Company's proposed gaming acquisitions and developments on a project by project basis. Per the agreement the Company paid McGinn, Smith & Co.,
Inc. a non-refundable retainer/engagement fee of 50,000 common shares from its active S-8 registration.



	Consultants



	On August 13, 1996 the Company entered into a public relations contract with Pinnacle Funding Corp. of West Palm Beach,
Florida.  The agreement called for the Company to pay Pinnacle
$7,500 per month for nine months, issue Pinnacle 90,000 common shares from its active S-8 registration to be delivered 30,000 upon signing, 30,000 in three months and 30,000 in six months and grant Pinnacle options to purchase 350,000 common shares at prices ranging from $1.25 to $2.50. The Company terminated the agreement in December, 1996 and therefore instructed its transfer agent to cancel the two aforementioned stock certificates in the amount 30,000 common shares each which had not been presented to Pinnacle. The shares were canceled on January 29, 1997 and returned to the treasury.



	The Company severed its financial public relations agreement with Guidera Communications of Hilton Head Island, South
Carolina in April, 1997.



	On October 1, 1996 the Company renewed its financial public relations contract with Gaming Venture Corp., USA (formerly
Lucky Management) for a fee of $2,500 per month plus options to purchase 18,000 restricted common shares of the Company's stock at $0.88. Gaming Venture Corp., USA's (GVCU) president is Alan Woinski, widely recognized as the gaming industry's leading stock market analyst. In July, 1997 GVCU lent the Company
$30,000 interest free for 90 days. The Company simultaneously increased GVCU's monthly fee to $5,000 for the months August-December, 1997.[See: Subsequent Events]



	The Company retained Mainstream Consultants of Boca Raton, Florida for public relations services at $10,000 per month for June and July, 1997. Mainstream had performed similar services for the Company in 1996.



	The Company retained Mahoney International of Toronto, Canada on a six month contract at $4,000 per month beginning July 1, 1996 to further the Company's efforts to develop a Canadian casino. In January, 1997 the contract was renewed for an additional five months. Mahoney International was instrumental in the Company's RFP proposal for the acquisition of Fort Erie
Racetrack. Mahoney International's president is Steven Mahoney who served many years as the Official Opposition Party Whip in the Ontario Provincial Government and is now a federal Member of Parliament in Ottawa.



	   Stock Issuances



	On August 1, 1996 the Corporation instructed its transfer agent to issue 2,000 common shares to David Somerville as compensation
for entertainment services.	On August 14, 1996 the Corporation
instructed its transfer agent to issue three certificates each in the amount of 30,000 common shares in the name of Pinnacle
Funding Corp. from the Company's active S-8 Registration
#33-34786.  One of these certificates was delivered to Pinnacle.
As a result of the termination of its consulting agreement with
Pinnacle Funding Corp. the Company returned two certificates each in the amount of 30,000 common shares to the Company's
transfer agent.  These shares had not been earned pursuant to the terms of the agreement and were canceled and retired into the Company's treasury on January 29, 1997. On October 9, 1996 the Company instructed its transfer agent to issue: 7,000 common shares in the name of Dalton & Mathias as a portion of their consulting compensation for their efforts as the Corporation's outside accounting firm and, 2,500 common shares to Lloyd
Covens, for his consulting services in Trinidad, Colorado in connection with the Company's efforts to develop a casino in that community.  Both of these issuances were from the Company's
active S-8 registration #33-34786.	On December 10, 1996 the
Corporation instructed its transfer agent to issue 6,000 common shares in the name of Arthur Lovett from the Company's active
S-8 Registration #33-34786. These shares were issued for
consulting services assisting the Company with its EDGAR
compliance filings.  On December 11, 1996 the Corporation
instructed its transfer agent to issue 21,334 common shares in the name of Gaming Venture Corp., U.S.A. from the Company's
active S-8 Registration #33-34786.  These shares were issued for consulting services per the May, 1996 agreement.  On January 28,
1997 the Company instructed its transfer agent to issue: 7,754 common shares in the name of Daniel French as a portion of his consulting compensation for his efforts as the Corporation's construction manager; and, 24,000 common shares to Mahoney
International in their capacity as public relations consultant for their efforts in assisting the Company with their efforts to develop gaming opportunities in the Province of Ontario; and
2,000 common shares in the name of Arthur Lovett for his efforts as an outside consultant assisting the Company with its EDGAR compliance filings.  All of these issuances were from the
Company's active S-8 registration #33-34786.  On March 14, 1997 the Company instructed its transfer agent to issue 24,000 common shares to Mahoney International in their capacity as public
relations consultant for their efforts in assisting the Company with their efforts to develop gaming opportunities in the
Province of Ontario.  On May 9, and on May 30, 1997 the
Corporation instructed its transfer agent to issue 750 and 300 common shares respectively in the name of Arthur Lovett from the
Company=s active S-8 Registration #33-34786.  These shares were issued for consulting services assisting the Company with its
EDGAR compliance filings.  On May 9, 1997 the Corporation
instructed its transfer agent to issue  12,308 common shares in the name of Dalton & Mathias from the Company=s active S-8
Registration # 33-34786.  These shares were issued for
consulting services associated with the Company=s financial
preparations.  On May 30, 1997 the Corporation instructed its transfer agent to issue: 2,500 common shares in the name of Dan
French as a portion of his consulting compensation for his
efforts as the Corporation=s construction manager; and, 14,500 common shares in the name of Global Broker Services for due
diligence consulting connected with advising the Company on
financing its Henderson gaming property.  These issuances were from the Company=s active S-8 registration #33-34786.
Supplementary issues of 1,243 common shares to Dan French and
4,390 common shares to Global Broker Systems were made on June
20, 1997 for the aforementioned services.  On June 6, 1997 the
Corporation instructed its transfer agent to issue  23,077
common shares in the name of Advisco Capital Corp. for due diligence consulting connected with advising the Company on financing its Henderson gaming property. These shares were from the Company=s active S-8 registration #33-34786. On June 20,
1997 the Company instructed its transfer agent to issue 5,000 common shares from its active S-8 registration #33-34786 to Trina Thorn, Goldiggers controller, as a bonus. On June 23,
1997 the Company instructed its transfer agent to issue 17,000 common shares from its active S-8 registration #33-34786 to Mainstream for consulting services similar to those received in 1996. On June 30, 1997 the Company instructed its transfer agent to issue 3,571 common shares from its active S-8 registration #
33-34786, to Roderick Powell as a portion of his compensation as attorney for his assistance in the preparation of the Company's
S-8 registration. On July 8, 1997 the Company instructed its transfer agent to issue two certificates of 25,000 common shares each from its active S-8 registration # 33-34786, to Gaming
Venture Corp. USA as partial compensation for its consulting agreement. Based on the foregoing, the Company has issued a total of 261,227 common shares from its S-8 Registration at an average bid price of $0.66 per share for a total consideration of $173,302



	   South Dakota Commission on Gaming



     To operate a gaming facility in Deadwood, South Dakota each gaming company together with its officers, directors and 5% shareholders must be found suitable, after thorough background checks, to hold a South Dakota Gaming License. The licenses are renewable each year. Royal Casino Group together with Goldiggers, the Company's casino were issued renewals of their gaming licenses in July, 1997.



     In February, 1997 the South Dakota Commission on Gaming filed a complaint against Royal Casino Group and Jon Elliott stating that both had failed to notify the Commission within the required thirty days of the Company's law suits involving Stephen Grogan, a former officer and director of the Company, which is a violation of the gaming regulations. Royal Casino Group's attorney informed the Executive Secretary in an informal telephonic consultation that he had inadvertently overlooked informing the Company and its President of the need to alert the Commission as to the legal actions. The Company and Jon Elliott entered into stipulations and assurances of voluntary compliance and as a result Mr. Elliott received a suspended $200 fine and the Company received a $500 fine of which $300 was suspended. The Company's attorney reimbursed the Company for its fine. Suspension would be revoked if either party had a like violation within one year.



     At Deadwood=s annual City-Wide Poker Tournament held in April, 1997 a 20 year-old man was found to have gambled at one Deadwood casino, began play in the poker tournament at a second Deadwood casino and participated in the tournament finals at Goldiggers. This was a non-profit tournament, staffed by volunteers, in which Goldiggers acted as the host venue for this year's event. When Goldiggers management discovered the man was under 21 years of age they notified the South Dakota Commission on Gaming. Subsequent to an investigation the gaming commission imposed $5,000 fines on all three gaming establishments. Because the commission determined the man registered for the tournament at Goldiggers, they failed to suspend Goldiggers fine while suspending a portion of the fines for the other casinos.



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



     In May, 1997 a current stockholder of the Company invested an additional $25,000 to acquire restricted common shares of the Company to be priced on July 31, 1997. The shares were priced at $0.50 each per share resulting in the individual being issued 50,000 common shares. These shares were restricted and issued pursuant to Rule 144 of the Securities & Exchange Act as amended.



     During the Company's fiscal year from August, 1996 through July, 1997 Jon Elliott, the company's Chief Executive Officer and a Director sold a total of 18,000 common shares at an average price of $0.71 on the open market all of which were sold in the last fiscal quarter. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.



	On July 30, 1997 the Company filed an S-8 registration statement with the Securities & Exchange Commission. [See:
Subsequent Events]



	The Company is in the early stages of actively investigating and evaluating specific casino opportunities in certain markets which fit the Company=s goal to acquire and manage casinos in small to mid-sized markets.



	Revenues



	The Company's revenues are derived from its wholly-owned subsidiary, Atlantic-Pacific Corp. which operates Goldiggers
Hotel & Gaming Establishment in Deadwood, South Dakota.
Goldiggers owns and operates the Deadwood Stage, a transportation system consisting of 14 vehicles that is used primarily to bring patrons to Goldiggers.



	Direct Expenses



	The Company's direct expenses throughout the year have been made from cash on hand plus borrowings on a line of credit from the Company's bank. Current finances are strained by an insufficient cash supply. The Company is optimistic that the financing the Company requires to sustain operations will be attainable on terms and conditions acceptable to the company although there can be no assurances that such financing will be available.



	Consulting Fees



	The Company paid consulting fees to Lucky Management and Mainstream Consultants to perform financial public relations for the Company. Compensation for both entities consisted of a combination of cash and common stock or common stock issued pursuant to an S-8 registration of the Company's securities.
In addition, the Company also paid consulting fees in the form of common stock issued pursuant to the same S-8 registration to:
Roderick Powell, who received both cash and common stock issued pursuant to the same S-8 registration for legal services in connection with the preparation of the Company's S-8 registration; Dalton & Mathias, the Company's outside accounting firm for services for which it received both cash and common stock pursuant to the aforementioned S-8 registration; and Mahoney International, a Canadian public relations firm retained to assist the Company in its efforts to develop a Canadian casino for which it received common stock pursuant to the Company's S-8 registration. As previously mentioned the Company retained the following as consultants at various times during the recently ended fiscal year: Pinnacle Funding, Lloyd Covens, Arthur Lovett, Dan French, Global Broker Services and Advisco Capital. [See Subsequent Events]



	In July, 1997, the Company retained the services of Ron Island, a Deadwood resident, as a consultant for one month for $2,500 for his input on the Deadwood gaming market.



	In this fiscal year, the Company expensed $160,544 in consulting fees. Of this amount, $36,185 was expensed in the 4th quarter; $54,650 was paid in cash; $105,843 was paid in S-8 stock of which $12,968 remains in prepaid consulting fees.



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



	Officer's Salaries



	Jon F. Elliott the Company's President & CEO and Larry C. Close the Company's Vice President of Gaming received annual salaries of $125,000 and $100,000 respectively in the Company's fiscal year August 1, 1996 to July 31, 1997. However, in an effort to preserve the Company's cash, both Officers have deferred their salaries for June and July, 1997. For the current fiscal year, per the terms of their employment contracts, Mr. Elliott is to receive $140,000 and Mr. Close $115,000 [See: Subsequent Events]



	Equipment Rental, Overhead, Rent, Support Services



	The Company rents approximately 1,000 square feet of office space for its corporate headquarters for $950 per month on a lease through April, 1998. Additionally, the Company's wholly-owned subsidiary pays $19,500 per month rent for Goldiggers Hotel & Gaming Est. on a five year lease with three five year options. The Company's general and administration expenses have been paid from cash reserves. Support services have been compensated by cash from the Company's cash on hand and/or through the issuance of shares of the Company's common stock. The Company experienced a 50% rent deferral of the $16,000 per month portion of its Goldiggers lease from January-May, 1997 due to the severe winter's impact on the business. The deferred portion was to be added to the monthly rent and paid from June-October. 1997. As of the date of this filing two payments of the deferred portion have been paid. Additionally, the Company's wholly-owned subsidiary is delinquent three months on its rent.



	Impact Of Inflation Upon The Company



	Inflation has not impacted, nor would it be expected to have an impact upon the Company.







































































ROYAL CASINO GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JULY 31, 1997 AND 1996









































ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

CONTENTS

As of July 31, 1997







			Page





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	1



FINANCIAL STATEMENTS



	Consolidated Balance Sheets	2 - 3



	Consolidated Statements of Operations	4



	Consolidated Statements of Shareholders' Equity	5



	Consolidated Statements of Cash Flows	6 - 7



	Notes to Consolidated Financial Statements	8 - 19









REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors and Shareholders

Royal Casino Group, Inc. and subsidiaries



We have audited the accompanying consolidated balance sheet of Royal Casino Group, Inc. (a Utah corporation) and subsidiaries as of July 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Casino Group, Inc. and subsidiaries as of July 31, 1997, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



The accompanying financial statements for the year ended July 31, 1997 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



Los Angeles, California

November 1, 1997



ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of July 31,1997 & 1996









ASSETS



						   1997		   1996

Current assets

	Cash and cash equivalents	$	77,609	$	1,014,701

	Accounts receivable, net of allowance of $1,500		5,135		80,681

	Inventories			32,927		52,112

	Prepaid expenses and other assets (Note 5)		347,998		250,078



		Total current assets		463,669		1,397,572



Property and equipment, net (Notes 6 and 7)		2,277,685		2,532,776



Other assets			114,116		2,000



				Total assets	$	2,855,470	$	3,932,348



ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

As of July 31,1997 & 1996









LIABILITIES AND SHAREHOLDERS' EQUITY



						   1997		   1996

Current liabilities

	Notes payable (Note 7)	$	324,296	$	178,632

	Accounts payable		370,954		282,709

	Accrued liabilities (Note 8)		236,908		229,202



			Total current liabilities		932,158		690,543



Long-term liabilities - capital leases		44,674		-



				Total liabilities		976,832		690,543



Commitments and contingencies (Notes 10 and 11)



Shareholders' equity (Note 10)

	Preferred stock:, $.001 par value

		100,000,000 shares authorized

		  Series A Convertible

          1,100,000 and 1,000,000 shares

          issued and outstanding		1,100		1,000

        Series B Convertible

  		    no shares issued and outstanding		-		-

	Common stock: $.001 par value

		150,000,000 shares authorized

		5,163,765 and 4,334,959 shares issued and

			outstanding		5,164		4,335

	Additional paid-in capital		5,573,089		5,088,767

	Accumulated deficit		(3,700,715)		(1,852,297)



			Total shareholders' equity		1,878,638		3,241,805



				Total liabilities and shareholders'

					equity	$	2,855,470	$3,932,348ROYAL CASINO GROUP, INC. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended July 31,1997, 1996 & 1995









						   1997		   1996		   1995

Revenues

	Casino			$	1,114,131	$	270,762	$	-

	Food and beverage		477,437		86,846		-

	Rooms					142,933		26,258		-

	Other					213,152		32,339		-



		Gross revenues		1,947,653		416,205		-

		Less promotional allowances		162,520		17,000		-



			Net revenues		1,785,133		399,205		-



Costs and expenses

	Casino				1,475,093		399,693		-

	Food and beverage		325,964		96,107		-

	Rooms					39,104		11,409		-

	Selling, general, and
administrative		1,102,221		541,638		322,899

	Depreciation and amortization		326,422		24,167		-



		Total costs and expenses		3,268,804		1,073,014		322,899



Loss from operations		(1,483,671)		(673,809)		(322,899)



Other income (expense)

	Interest income		12,502		-		-

	Interest expense		(10,034)		(8,757)		-

	Other expense		(70,944)		(924)		-

	Loss on abandoned projects		(296,172)		-		-



		Total other income (expense)		(364,648)		(9,681)		-



Loss before provision for income
taxes		(1,848,319)		(683,490)		(322,899)



Provision for income taxes		100		100		100



Net loss				$	(1,848,419)	$	(683,590)	$	(322,999)



Net loss per common share	$	(.40)	$	(.22)	$	(.15)



Weighted average common shares

	outstanding			4,671,182		3,090,362		2,190,904







ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended July 31,1997, 1996 & 1995







					             Preferred Stock								Additional

					      Series A		     Series B		   Common Stock
Paid-in		Accumulated

					  Shares		 Amount		 Shares		 Amount		 Shares		 Amount
Capital		 Deficit		  Total



Balance, July 31,
1994	-	$	-		-	$	-		2,045,111	$	2,045	$	828,031	$	(845,708)	$	(15,
 632)

Issuance of common stock

	for services rendered									235,000		235		177,765		-		178,000

Issuance of common stock									100,052		100		25,130		-		25,230

Net loss																(322,999)		(322,999)



Balance, July 31,
1995	-		-		-		-		2,380,163		2,380		1,030,926		(1,168,707)	(135,40
 1)

Issuance of preferred

	stock for

	acquisition		1,000,000		1,000										2,439,000				2,440,000

Issuance of common

	stock for services

	rendered and debt

	conversion										854,895		855		530,040		-		530,895

Exercise of
warrants										1,079,901		1,080		1,078,821		-		1,079,901

Sale of common stock										20,000		20		9,980		-		10,000

Net loss																(683,590)		(683,590)



Balance, July 31,

	1996		1,000,000		1,000		-		-		4,334,959		4,335		5,088,767		(1,85
 2,297)	3,241,805

Issuance of preferred

	stock		100,000		100										49,900				50,000

Issuance of common

	stock for services

	rendered and

	compensation										778,806		779		384,472				385,251

Sale of common stock										50,000		50		49,950				50,000

Net loss																(1,848,419)	(1,848,419)



Balance, July 31,

	1997			1,100,000	$	1,100		-	$	-		5,163,765	$	5,164	$	5,573,089	$

(3,700,715)$	1,878,638





ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended July 31,1997, 1996 & 1995









						   1997		   1996		   1995

Cash flows from operating activities

	Net loss	$	(1,848,418)	$	(683,590)	$	(322,999)

	Non-cash items included in net loss

		Depreciation and amortization 		326,422		24,167		-

		Issuance of stock for services rendered

			and compensation		385,251		410,000		178,000

	(Increase) decrease in

		Accounts receivable		75,546		75,911		-

		Inventories		19,185		(10,213)		-

		Prepaid expenses and other assets		(210,036)		(191,814)		-

	Increase (decrease) in

		Accounts payable		88,245		142,327		11,519

		Accrued liabilities		7,706		45,638		70,387



Net cash used in operating
activities		(1,156,099)		(187,574)		(63,093)



Cash flows from investing activities

	Acquisitions of property and equipment		(24,881)		(72,837)		-

	Cash acquired through acquisition		-		55,000		-



Net cash (used in) provided by investing

activities		(24,881)		(17,837)		1,247



Cash flows from financing activities

	Payments on capital leases		(1,776)		-		-

	Issuance of preferred stock		50,000		-		-

	Borrowings under notes payable		365,025		223,632		34,584

	Payments on notes payable		(219,361)		(93,442)		-

	Issuance of common stock		50,000		1,089,901		25,230



Net cash provided by financing

activities		243,888		1,220,091		59,814



Net (decrease) increase in cash and cash

	equivalents		(937,092)		1,014,680		(2,032)



Cash and cash equivalents, beginning of

	year				1,014,701		21		2,053



Cash and cash equivalents, end of year	$	77,609	$	1,014,701	$	21





ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended July 31,1997, 1996 & 1995









Supplemental schedule of non-cash investing and financing activities



	Option acquired by issuance of

		common stock	$	75,000	$	-	$	-



	Net assets acquired by issuance of

		preferred stock	$	-	$	2,385,000	$	-



	Common stock issued for services rendered

		and debt conversion	$	-	$	531,000	$	178,000



	Equipment acquired under capital lease	$	46,450	$	-	$	-









ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION



	The business plan of Royal Casino Group, Inc. and subsidiaries (the "Company") consists of the development of gaming properties in small- to medium-sized jurisdictions within and outside the United States. The Company's strategy is to operate several smaller casinos in small- to medium-sized markets, some of which may be on a joint venture basis with one or more larger gaming companies. Prior to changing its name in January 1994, the Company, previously known as Arrowhead Energy Corporation,
Reliance Enterprises, Inc., and Capitol Television Network,
Inc., was engaged in the energy and broadcasting industries.
The Company is no longer engaged in such industries.



	The Company's only active subsidiary, Atlantic-Pacific Corporation, operates a limited stakes gaming establishment and hotel in Deadwood, South Dakota under the name of Goldiggers Hotel and Gaming Establishment ("Goldiggers"). The establishment consists of 87 slot machines, 10 routed video lottery machines, 3 table games, a restaurant and bar, a 9-room hotel, and a passenger transportation division operating under the name Deadwood Stage. Goldiggers was acquired by the Company on June 13, 1996 (see Note 3.) The financial statements as of July 31, 1996 reflect activity from June 13, 1996 to July 31, 1996.



NOTE 2 - REALIZATION OF ASSETS



	The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue as a going concern.
However, during the year ended July 31, 1997, the company incurred a net loss of $1,848,419. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company's attainment of profitable operations is dependent upon obtaining adequate financing to support its expansion activities and achieving a level of revenues adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements.



	Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:



		The Company continues to reduce operating expenses.

		The Company is optimistic that financing alternatives are available. These alternatives include raising additional cash through a private placement, taking on additional debt, and/or disposing of selected assets.

		1	The Company is currently negotiating to sell part of its bus fleet.

ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



	Principles of Consolidation

	The consolidated financial statements include the accounts of Royal Casino Group, Inc. and its wholly-owned subsidiaries, Atlantic-Pacific Corporation and Goldiggers Southern Nevada.
All material intercompany balances and transactions have been eliminated in the consolidation.



	Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



	Cash and Cash Equivalents

	For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.



	Inventories

	Inventories, consisting primarily of food, beverage, retail, and operating supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.



	Licensing Costs

	Cost incurred to acquire annual licenses which are required by the South Dakota Commission on Gaming are recorded as prepaid expenses when paid on July 1 and amortized over twelve months.



	Property and Equipment

	Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:



		Furniture and equipment	5 to 7 years

		Leasehold improvements	10 years



	Maintenance and minor replacements are charged to expenses as incurred. Expenditures which materially extend the useful lives of capital assets are capitalized.ROYAL CASINO GROUP, INC. AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)



	Income Taxes

	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Reserves for deferred tax assets are recorded when ultimate recovery of such assets is deemed uncertain.



	Casino Revenues and Complimentaries

	In accordance with common industry practice, casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. The retail value of food and beverage provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The cost of providing promotional allowances for hotel, food, and beverage is not significant and has been included in costs and expenses.



	Recently Issued Accounting Pronouncement

	The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted.
SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully-diluted earnings per share. The Company does not believe that diluted earnings per share in accordance with SFAS No. 128 will be materially different from the earnings per share previously reported.



	SFAS No. 129, "Disclosure of Information about Capital Structures," issued by FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Bulletin ("APB") Opinion No. 15, "Computing Earnings per Share," which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.



	SFAS No. 130, "Reporting Comprehensive Income," issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No.
130 to have a material effect, if any, on its financial position or results of operations.ROYAL CASINO GROUP, INC. AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)



	Net Loss Per Share

	Net loss per share is based on the weighted average number of common and common share equivalents outstanding during each year. When anti-dilutive, common share equivalents are excluded from the calculation. Primary and fully-diluted earnings per share are not materially different.



	Reclassifications

	Certain reclassifications have been made to conform prior period amounts to the current year presentation.





NOTE 4 - ACQUISITION OF ATLANTIC-PACIFIC CORPORATION



	On June 13, 1996, the Company completed a transaction to buy all of the outstanding common stock of Atlantic-Pacific
Corporation, a South Dakota gaming corporation, from Casino
Magic Corporation.  In exchange, the Company delivered to Casino
Magic Corporation 1,000,000 shares of the Company's Series A convertible preferred stock, a Series C warrant to acquire
500,000 shares of the Company's common stock at an exercise price of $4.00 per share (see Note 10), and $1,000 in cash.
This transaction was recorded using the purchase method of accounting.



	The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of the year presented:



		July 31,1996

		 (unaudited)



		Net revenues	$2,094,000

		Net loss	$(1,366,000)

		Net loss per common share	$(.44)



	The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.



ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS



	At July 31, prepaid expenses and other assets consisted of the following:



				   1997		   1996



		Prepaid device stamps	$	165,000	$	165,000

		Marketable security		31,250		30,000

		Gaming license deposit		65,000	-

		Prepaid consulting		36,094		-

		Prepaid insurance		31,320		-

		Other		19,334		55,078



			Total	$	347,998	$250,078





NOTE 6 - PROPERTY AND EQUIPMENT



	Property and equipment at July 31 consisted of the following:



				   1997		   1996



		Land	$	337,022	$	337,022

		Furniture and equipment		1,285,274		1,229,933

		Leasehold improvements		1,005,978		989,988



					2,628,274	2,556,943

		Less accumulated depreciation and

			amortization		350,589	24,167



			Total	$	2,277,685	$2,532,776



	Total gross assets under capital leases were $46,535 and $0 at July 31, 1997 and 1996, respectively.



	ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 7 - NOTES PAYABLE



	Notes payable at July 31 consisted of the following:

				   1997		   1996

		Line of credit, due on February 12, 1998.

			Principal and interest is due at maturity,

			interest accruing at 0.5% under the monthly

			average of the United States 26-week

			Treasury Bill rate (5.15% at July 31, 1997)

			and collateralized by all slot machines,

			equipment, and inventory of the

			Company.	$	125,025	$-



		Line of credit, due on September 23, 1996.

			Principal and interest is due at maturity,

			interest accruing at 9.5% and collateralized

			by a certificate of deposit of the

			Company.		-	43,632



		Note payable to bank, 13-week term at $14,110

			per week at 10.25%.  Principal and interest

			is paid weekly, due October 3, 1997 and is

			collateralized by the Company's owned real

			estate.		139,271	-



		Note payable to bank, 12-week term at $15,000

			per week at 9.5%.  Principal and interest

			is paid weekly, due October 1, 1996 and is

			collateralized by owned real estate, slot

			machines, and equipment.		-	135,000



		Note payable to individual, collateralized by

			certain assets of Deadwood Stage.  Principal

			and interest is due at maturity, November

			8, 1997, with interest at 12%.		30,000	-



		Promissory note, 0% interest for the first three

			months, then converting to bear interest at

			7% at the beginning of the fourth month,

			October 10, 1997 and collateralized by

			common stock of the lender held by the

			borrower.		30,000	-



			Total	$	324,296	$178,632



ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 8 - ACCRUED LIABILITIES



	At July 31, accrued liabilities consisted of the following:



				   1997		   1996



		Accrued payroll, benefits, and taxes	$	107,750	$	114,063

		Accrued real estate taxes		-		65,789

		Accrued legal settlement		70,000		-

		Other		59,158		49,350



			Total	$	236,908	$229,202





NOTE 9 - INCOME TAXES



	The current provision for income taxes is the minimum tax due to the state of South Dakota.



	The components of the Company's net deferred taxes as of July 31, 1997 and 1996 are as follows:

				   1997		   1996



		Deferred tax assets

			Net operating loss carryforward	$	1,020,901	$362,680

			Officer compensation in stock		39,128	20,003



				Total deferred tax assets		1,060,029	382,683



		Deferred tax liabilities

			Property and equipment		(39,482)		(9,681)

			Unrealized securities gain		(425)		-



				Total deferred tax liabilities		(39,907)	(9,681)



		Valuation allowance		(1,020,122)		(373,002)



				Net deferred taxes	$	-	$-ROYAL CASINO GROUP, INC. AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 9 - INCOME TAXES (Continued)



	The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered, including the Company's history of operating losses. Based upon a weighting of all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established.
The net change in the valuation allowance for the years ended
July 31, 1997 and 1996 was an increase of $627,995 and $263,217, respectively.



	As of July 31, 1997, the Company had a federal net operating loss carryforward of $3,002,651. This carryforward, if unused, begins to expire in 2010.



	The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses not providing benefit for income tax purposes.



NOTE 10 - SHAREHOLDERS' EQUITY



	Preferred Stock

	The Company has 100,000,000 authorized shares of preferred stock. 1,100,000 and 1,000,000 shares were designated as Series
A Convertible preferred stock (Series A Convertible) at July 31, 1997 and 1996, respectively. 1,000,000 shares were designated as Series B Convertible preferred stock (Series B Convertible) at July 31, 1997 and 1996.



	The Series A Convertible is redeemable only by the Company, is non-dividend bearing, and is convertible at the option of the holder into shares of common stock over a three-year period as defined. Upon liquidation of the Company, holders of Series A
Convertible shall be entitled to receive $3 in cash from the assets of the Company for each share held. Effective August 1, 1996, the Company amended its articles of incorporation to change the par value of its Series A Convertible from no par to $.001 par value per share. The accompanying financial statements have been restated to reflect the new par value for all periods presented. The Company had 1,100,000 and 1,000,000 shares of the Series A Convertible issued and outstanding at July 31, 1997 and 1996 respectively.



	The Series B Convertible is redeemable only by the Company and is non-dividend bearing. The company had no shares issued and outstanding of the Series B Convertible at July 31, 1997 and 1996



	Common Stock

	The Company has 150,000,000 shares authorized and 5,163,765 and 4,334,959 shares issued and outstanding at July 31, 1997 and 1996, respectively. Effective August 1, 1996, the Company amended its articles of incorporation to change the par value of its common stock from no par to $.001 par value per share. The accompanying financial statements have been restated to reflect the new par value for all periods presented.ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 10 - SHAREHOLDERS' EQUITY (Continued)



	Warrants

	During the year ended July 31, 1996, 1,079,901 Series A warrants were exercised. These warrants entitled the holder to purchase one share of common stock at a purchase price of $1. Approximately 592,000 unexercised Series A warrants expired July 26, 1996. There were no A warrants issued and outstanding at July 31, 1997 and 1996.



	The Company has 1,628,612 Series B warrants issued and outstanding at July 31, 1997 and 1996. These warrants entitle the holder to purchase one share of common stock at a purchase price of $20 and are callable by the Company for $.20 per warrant. The Company has extended the expiration date of the Series B warrants from July 26, 1996 to January 26, 1998.



	During the year ended July 31, 1997, the Company issued 50,000 additional Series C warrants. These warrants entitle the holder to purchase one share of common stock at a purchase price of $4.
The Series C warrants are callable by the Company for $1 per warrant and expire on December 31, 2000.



	Options

	Under the terms of its nonqualified employee stock option plan, the Company is authorized to establish a plan for up to 250,000 shares of common stock. Pursuant to this plan, the Company has issued 170,000 options to an officer/director/shareholder. The options may be exercised at a purchase price of $1.25 per share.
During the year ended July 31, 1997, the expiration date was extended from January 31, 1999 to December 31, 2003.



	During the year ended July 31, 1997, the terms of the Company's nonqualified stock option plan were modified to authorize the Company to issue 3,000,000 options at a price that is above the market price on the grant date. Pursuant to the plan, at July
31, 1997, the Company had issued 1,518,000 options to its officers/directors/shareholders and to a consultant. The options may be exercised at a purchase price from $.60 to $.88 per share and expire on December 31, 2003.



	During the year ended July 31, 1997, the Company was also authorized to issue 500,000 options to investors as an inducement. The options will be issued at a price above the then current market price and shall be for a period established at the time they are granted. At July 31, 1997, none of these options had been issued.

	ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 10 - SHAREHOLDERS' EQUITY (Continued)



	Options (Continued)



	The following table summarizes certain information relative to stock options:



									 Weighted

									 Average

							  Option		 Exercise

					  Shares		   Price		  Price



		Balance, July 31, 1995		170,000	$	1.25	$	1.25



		Balance, July 31, 1996		170,000	$	1.25		1.25

		Granted		1,518,000	$	0.60 - 0.88	$	0.60



			Balance, July 31, 1997		1,688,000	$	0.60 - 1.25	$	0.69



	The weighted average life of the options outstanding and exercisable at July 31, 1997 is 65 months. Options available for future grant at July 31, 1997 were 2,062,000.



	The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."
Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increase to the pro forma amounts indicated below:



		Net loss as reported	$	(1,848,419)

		Net loss, pro forma	$	(2,118,419)

		Loss per share as reported	$	(.40)

		Loss per share, pro forma	$	(.45)



	The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997:



		Risk free interest rate		5.9%

		Expected lives (years)		1.5

		Expected volatility		65%

		Expected dividends		$0ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 11 - COMMITMENTS AND CONTINGENCIES



	Leases

	The Company has lease agreements for its building and corporate office space which are classified as operating leases. The initial terms of the building leases expired in 1996.
Subsequent to year end, the Company renewed the building leases for a five-year period. The Company has four five-year options remaining.



	The following is a schedule of future minimum lease payments for leases with initial or remaining terms in excess of one year as of July 31, 1997:



		Years Ending	  Capital		Operating

		 July 31,		  Leases		  Leases



			1998		$	2,596	$	323,387

			1999			2,596		238,234

			2000			2,596		234,000

			2001			2,596		117,000

			2002			2,031		-

			Thereafter		37,499		-



				Total minimum lease payments		49,914	$	912,621

				Less amount representing interest		4,007



				Present value of net minimum lease

					payments		45,907

				Less current portion		1,233



						Long term capital lease obligation	$	44,674



	Rent expense for the years ended July 31, 1997 and 1996 was $247,626 and $19,500, respectively.



	On November 9, 1995, the Company signed a definitive 25-year docking and franchise agreement with the city of Wyatt, Missouri granting the Company the exclusive right to development and manage a riverboat casino entertainment center on the Mississippi River. On March 23, 1996, the Company entered into a three-year lease plus renewal options for land on the Mississippi River near Wyatt, Missouri. Payments under the lease will be required only if the Company begins construction or if the Missouri Gaming Commission selects the Company for gaming license review. In the event that one of these conditions is met, the Company will be required to pay lease payments of $50,000 annually.ROYAL CASINO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 1997







NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)



	Gaming Regulation Licensing

	The Company's gaming operations in the state of South Dakota depend on the continued licensability or qualification of the Company. Such licensing and qualifications are reviewed periodically by the gaming authorities in this jurisdiction.
Failure to maintain continued licensability or qualification of the Company would have a significantly adverse impact on the Company's financial position and results of operations.





NOTE 12 - RELATED PARTIES



	The Company is the lessee in a capital lease with an employee of the Company for ten routed video lottery machines.



	The Company has notes receivable outstanding for $9,000 each from two officers/directors/shareholders of the Company as of July 31, 1997. The notes earn interest at 9% and had initial maturity dates of April 9, 1997 which have since been extended to January 9, 1998.



	At July 31, 1997, an officer/director/shareholder had advanced funds totaling $2,900 to the Company for its operational overhead and expenses.





NOTE 13 - SUBSEQUENT EVENT (UNAUDITED)



	On October 10, 1997, the Company entered into an Amendment to the Settlement Agreement previously entered into with a shareholder and former director on July 30, 1997. On October
29, 1997, the Company filed suit against the same shareholder and former director alleging a breech of the Settlement and are seeking a declaratory judgment for the remaining portion of the Settlement.















































SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Certified Public Accountants & Management Consultants











Consent of Independent Certified Public Accountant







We have issued our report dated November 1, 1997, accompanying the consolidated financial statements included in the Annual Report of Royal Casino Group Inc. and subsidiaries on Form 10-K for the year ended July 31, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statement of Royal Casino Group Inc. and subsidiaries on Form S-8 (File No. 33-34786, effective May 31, 1996 and File No. 333-32415, effective August 5, 1997).





SINGER LEWAK GREENBAUM & GOLDSTEIN LLP





Los Angeles,  California

November 12, 1997























































10960 Wilshire Boulevard, Suite 1100, Los Angeles, California
90024  Telephone 310/477-3924 Fax 310/478-6070



Item 9.     Changes in and Discussions with Accountants on
Accounting and

            Financial Disclosure.





None













































































































PART III



Item 10. 	Directors and Executive Officers

		of the Registrant



	The names of the directors and executive officers of the Company and certain information about them is set forth below:



Directors and Executive Officers



	The Directors and Executive Officers of the Company, their positions and ages are as follows:



	Name			     Age				Position



Jon F. Elliott	            50	          President, Chief
Executive

                                               Officer &
Chairman of the

 								Board




Larry C. Close                56               Director,
Secretary and

                                               Vice President,
Gaming



Jon F. Elliott, President & Chief Executive Officer - As President of the Company Mr. Elliott will oversee all corporate matters pertaining to the development and operation of the Company. In addition to having a background in television production and broadcasting, Mr. Elliott has 17 years of management, marketing and franchise skills. Mr. Elliott has completed course studies at the William F. Harrah Institute of Casino Entertainment



Mr. Elliott's employment history is as follows:



1993 to Present - Founder, President, Chief Executive Officer and Chairman of the Board, Royal Casino Group.



1993 - Consultant, Gallery Rodeo International, a gaming and fine art organization based in Beverly Hills, California.



1986 to 1992 - Founder, President, Chief Executive Officer, and Chairman of Board, Capitol Television Network Inc. which was formed to create, produce and acquire television programming to be a satellite-delivered national programming service primarily for independent and low power television stations.



1985 to 1986 -	President, Close to Coast Productions, a
Television Production Company.



1982 to 1985 - President, Jon F. Elliott Productions, a
Franchise and Television/Motion Picture Marketing Company.



For twelve years prior to 1982, Mr. Elliott served as Director of Franchising for the following companies: Day's Inns (Canada); Numero Uno Pizzerias (Italian restaurant chain), Big Top Deli and Charlie Chan Restaurants (fast-food chains); Figurmagic International (a chain of over 100 women's figure salons). With respect to all of the foregoing franchisors, Mr. Elliott's primary responsibility was to enhance growth through development and implementation of each respective franchise's marketing program.





Larry C. Close, Vice President Gaming, Secretary and a Director. Mr. Close's 27 years of experience in all phases of gaming management affords him the background enabling Mr. Close to establish the policy's, systems and procedures for all Royal Casino Group gaming properties. He will have direct responsibility for all phases of casino operations including personnel, training, marketing and advertising.



Mr. Close's employment history is as follows:



1995-1989 - President Close Management, Inc. a hotel/casino management and marketing consulting company. Clients included Bayou Caddy Casino, Waveland, MS; Pride Cruise Lines, Ltd., Gulfport, MS; Wayne Newton Gaming, Inc., Las Vegas; John L. Ritter Productions, Stateline, NV; The Bell Agency, Las Vegas; Lone Star Casino Corp., Tinian Island



1993-1995 - Vice President and General Manager, Players
International. Directed riverboat gaming operations in Metropolis, Illinois and transferred to Mesquite, Nevada to head up development of Players Island Resort and Casino.



1991-1993 - General Manager, The Glory Hole Saloon & Gaming
Hall, Central City, Colorado. Planned, supervised and directed restoration and expansion of this historic property and responsible for gaming operations.



1988-1989 - General Manager, Ormsby House Hotel & Casino, Carson City, Nevada. Directed gaming operations and 200-room convention hotel and casino property. Developed business plan and marketing programs to successfully turn property around and obtain additional financing for property to continue expansion efforts.



1988 - President and Chief Operating Officer, Windjammer Cruises
International, Oahu, Hawaii. Operations included tour and dinner cruises in Oahu, Maui and Guam.



1969-1988 - Del Webb Hotels. 20-year career with this major operator of casinos and resorts in Nevada. Served as vice president and general manager of High Sierra Hotel/Casino, Lake Tahoe (1985-1988); Mint Hotel/Casino (1984-1985); Nevada Club (1983-1984); vice president of marketing/entertainment (1981-83); vice president hotel operations and administrative assistant to general manager, executive director of advertising/promotions, Sahara Reno Hotel/Casino (1977-81); administrative assistant/assistant general manager, Primadonna Club, Reno (1974-1977); Director of Advertising and Promotion, Sahara Hotel, Las Vegas (1969-74).



Item 10.	Executive Compensation



		Pursuant to Management Agreements approved and signed by the Board of Directors, Jon Elliott and Larry Close, the Company's two senior executive officers received annual salaries of $125,000 and $100,000 respectively in the Company's fiscal year
August 1, 1996 to July 31, 1997. However, in an effort to preserve the Company's cash, both Officers have deferred their salaries for June and July, 1997. For the current fiscal year, per the terms of their employment contracts, Mr. Elliott is to receive $140,000 and Mr. Close $115,000 [See: Subsequent Events]



(1)	Directors will be paid $200 for each meeting and are
reimbursed for their out-of-pocket expenses when attending meetings on behalf of the Company. Executive Officers will be paid such additional consideration for attending Board Meetings. The Directors have deferred all compensation for attending Board Meetings to date.



Stock Options



	The Company has issued a total of 170,000 options to purchase Common Stock from its initial stock option plan. These options are non-qualified stock options. The Company is authorized to issue up to 250,000 shares of Common Stock from this initial stock option plan at an exercise price of $1.25 per option pursuant to resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws.



	At a July 15, 1997 Board Meeting the Board added options with an expiration date of December 31, 2003 equating to three million shares of common stock to its Employee Stock Option
Plan. In addition the expiration date of the existing options were extended to December 31, 2003. Further, the president was empowered to issue the options at his discretion and the option price would be above the then current offer price of the Company's common shares at the time of the granting of the options.



	The following table sets forth the options issued by the Company on January 7, 1989:



                Number of Shares     Weighted Average
Expiration

    Name        Subject to Option     Exercise Price
Dates



Jon F. Elliott      170,000               $1.25             Dec.
31, 2003



	These options are exercisable at any time up to December 31, 2003, at $1.25 per share unless an individual leaves his employment or formal association with the Company for any reason, in which case, the options expire unless exercised within 90 days from the date the individual resigns, is terminated or otherwise ceases to be with the Company



	The following table sets forth the options issued by the Company on July 15, 1997:



	           Number of Shares	  Weighted Average 	 Expiration

    Name        Subject to Option       Exercise Price
Dates



Jon  F. Elliott     900,000                $0.60            Dec.
31, 2003



Larry C. Close      600,000                $0.60            Dec.
31, 2003



The Board of Directors on July 15, 1997 authorized the establishment of 500,000 options, each to be exchanged on a one for one common stock basis, to be offered at the discretion of the President to investors. These options would be priced at the time granted at a price above the then current price of the Company's shares. Further, that each option shall be for a period established by the President at the time they are granted. The common stock issued pursuant to all of the aforementioned options are restricted under the Securities and Exchange Commission Rule 144.















Certain Relationships and Related Transactions



	The Company believes that in the past all transactions with officers, directors and affiliates have been on terms no less favorable to the Company than would have customarily been obtained from non-affiliated parties, and that future transactions, if any, with officers, directors and affiliates will likewise be subject to such standard and to approval by a majority of the directors who have no economic interest in the transaction.



Appointments and Resignations to the Board of Directors



	None.



Subsequent Events



	Dismissal of Auditors



	At a Board of Directors meeting on August 8, 1997 the Board dismissed Arthur Andersen LLP as the Company's auditors. A Form
8-K stating that event was filed on August 12, 1997, a copy of which is included as an exhibit to this report.



	Appointment of Auditors



	At a Board of Directors meeting on October 20, 1997 the Board selected Singer, Lewak, Greenbaum & Goldstein, LLP, a regional accounting firm based in Los Angeles, California as its auditors. A Form 8-K stating this event and that there were no disagreements with the previous auditors was filed on October
24, 1997 a copy of which is included as an exhibit to this report.



	Employment Agreements



	The Company's two executive officers voluntarily offered to restructure their employment agreements. Jon Elliott, the Company's President & CEO reduced the relocation fee from $15,000 down to $5,000, eliminated all bonuses due on the Company's net profit and reduced his gross revenues bonus to $130,000 on revenues up to $6 million and four percent of those revenues above. Larry Close, the Company's Vice President, reduced the relocation fee from $10,000 down to $5,000, eliminated all bonuses due on the Company's gross revenues and reduced his bonus allocation to two percent of net profits in excess of $1 million.



	S-8 Registration



	An S-8 registration statement was filed on July 30, 1997. On August 5, 1997 Royal Casino Group received its registration number from the Securities & Exchange Commission making the registration statement effective as of that date. The
Registration Number 333-32415 is for employees and consultants and is for 500,000 common shares with the proposed maximum offering price of $0.60 per share resulting in a proposed maximum aggregate offering price of $300,000. A copy of this registration statement is included as an exhibit with this report. On August 11, 1997 the Company instructed it transfer agent to issue from this registration: 10,938 common shares to Gaming Venture Corp., USA, a public relations consultant to the company, as the balance of compensation due for its fees for the months of August through December, 1997; 17,000 common shares to Mainstream Consultants, a financial public relations firm who had performed consulting services on behalf of the Corporation; 44,845 shares to Dalton & Mathias for consulting services performed as the Company's outside accounting firm; 25,000 common shares to Debra Berg, Goldiggers' General Manager as a bonus; 26,470 common shares to David Addison, one of the Company's Colorado attorneys as compensation; and 50,000 common shares to McGinn, Smith & Co., Inc. as a retainer/engagement fee per the July 18, 1997 investment banking agreement.



	Also on August 11, 1997 the Company instructed its transfer agent to issue from its active S-8 Registration #33-34786 dated
July, 30, 1997: 6,000 common shares to Ron Island for his consulting concerning the Deadwood market in July, 1997.



	Legal Matters



	On October 10, 1997 the Company entered into an Amendment to the Settlement Agreement previously entered into on July 30, 1997 with Stephen Grogan calling for different payment terms.
On October 29, 1997 the Company filed suit against Stephen
Grogan in Lawrence County, South Dakota alleging a breech of the Settlement Agreement and seeking a declaratory judgement for the remaining portion of the settlement.



	South Dakota Commission on Gaming



	On September 17, 1997 the South Dakota Commission on Gaming filed a complaint against Royal Casino Group alleging a violation of the minimum bankroll requirements in Goldiggers.
The complaint stated that Goldiggers had $61,000 cash on hand when the regulations called for $63,000. In correspondence to the Commission from the Company's attorney and further in a meeting between the Company's attorney and the Company's
President with the Executive Secretary, the Director of Enforcement and the Senior Auditor of the South Dakota
Commission on Gaming, it was pointed out that the individual conducting the audit was a new agent who overlooked certain moneys on hand bringing the total to over $78,000, 25% more than the required minimum. The Executive Secretary promptly dismissed the complaint on October 2, 1997



	Repayment of Outstanding Debt



	From September 16, 1997 through October 9, 1997 the Company sold its shares of Gaming Venture USA, Inc. in open market transactions resulting in proceeds of $ 38,004.11 and a profit of $8,004.11. The proceeds were used to repay the $30,000 loaned to Royal Casino Group in July, 1997 by Gaming Venture
Corp. USA.



	The $30,000 loan due September 8, 1997 was extended by the individual lender to November 8, 1998 and remains outstanding.



	The Company is negotiating the sale of that portion of the Deadwood Stage that provides mine shuttle services and surface tours for the Homestake Gold mine in Lead. The purpose of the sale is that this portion of the business is unrelated to the core business of the Company, which is gaming, and to provide funding to the Company. The Company will retain the majority of the vehicles in its transportation system which brings customers to the casino.









PART IV



Item 11.	Financial Statements, Schedules

		Exhibits and Reports on Form 8-K



	(1)	Financial Statements



(a)	The Financial Statements required pursuant to this Item have been filed as part of this report under Part II, Item 8.



	All other schedules have been omitted because the information prescribed therein is not applicable, not required, or is furnished in the financial statements or notes thereto.



(b)	Two reports on Form 8-K were filed during the year ended
July 31, 1997, one on August 12, 1996 and the other the other on August 27, 1996. A Form 8-KA was filed on September 18, 1996. Subsequent to the end of the fiscal year a Form 8-K was filed on August 12, 1997 and a second Form 8-K was filed on October 24, 1997.



	(2)	Exhibits



Exhibit No.                  Description			        Page No.




     1          Form S-8 Registration Statement dated
58

                July 30, 1997,Registration # 333-32415



     2          Form 8-K which was filed on August 12,
67

                1996 announcing the replacement of

                Caldwell, Becker, Dervin & Petrick as

                the Company's auditors with Arthur Anderson.



     3          Form 8-K which was filed on August 27, 1996
71

                containing three years of audited financial

                statements for Atlantic-Pacific Corp.



     4          Form 8-KA which was filed on September 12,
74

                1996 and which replaces the Form 8-K previously

                filed on August 14, 1996.



     5          Certificate of Amendment to the Company's
78

                Article amending the Corporation's Common

                and Preferred Stock to have a value of a mil

                per share effective August 1, 1996



     6  	    Form 8-K  which was filed on August 12, 1997      79

                announcing the dismissal of Arthur Andersen,

                LLP as the Company's auditors.



     7         Form 8-K which was filed on October 24, 1997
84

               announcing the appointment of Singer, Lewak,

               Greenbaum & Goldstein LLP as the Company's auditors.



Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the information is given in the financial statements of the Company.











Signatures







Pursuant to the requirements of Section 13 or 15 (d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of November, 1997.



				ROYAL CASINO GROUP INC.







				By   /s/ Jon F. Elliott

					Jon F. Elliott

					President and Chief Executive Officer



                            Power of Attorney



	KNOW ALL MEN BY THESE PRESENTS that such person whose signature appears below constitutes and appoints Jon F. Elliott, his-attorney-in-fact, with power of substitution, for him in any and all capacities, to sign this Annual Report on Form 10-K, and any amendments thereto, each with exhibits thereto, and other documents in connection therewith, with The Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute may do or cause to be done by virtue hereof.



	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                       Title
Date



   /s/ Jon F. Elliott        President,
November 11, 1997

  Jon F. Elliott             Chief Executive Officer,

                          	  Chairman of the Board




   /s/ Larry C. Close        Director,  Vice President
November 11, 1997

  Larry C. Close             Secretary








































Form 10-K   7/31/97   Exhibit 1









As filed with the Securities and Exchange Commission on July 30,
1997

Registration No. 333-32415


==============================================================



SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549



FORM S-8

REGISTRATION STATEMENT

UNDER

THE SECURITIES ACT OF 1933

________________



ROYAL CASINO GROUP INC.

(Exact name of registrant as specified in its charter)



              Utah                                 95-4091368

(State or other jurisdiction of        (IRS Employer
Identification No.)

 Incorporation or organization)



152 Sherman St.

                             Deadwood,  SD
57732

            (Address of principal executive offices)     (Zip
Code)

_______________________



Consulting/Compensation Plan

(Full title of plan)

_______________________



Jon F. Elliott

Royal Casino Group Inc.

152 Sherman St.

Deadwood SD  57732

(Name and address of agent for service)

______________________________



(605)  578-1299

(Telephone number, including area code, of agent of service)

______________________________



Copy to:



Roderick H. Powell III, Esq.

684 Higuera Street, Suite C

San Luis Obispo,  CA  93401-3511



















CALCULATION OF REGISTRATION FEE



                                Proposed       Proposed

Title of                        Maximum        Maximum

Securities To  Amount To        Offering Price Aggregate
Amount of

Be Registered  Be Registered(1) Per share(3)  Offering Price(3)
Registration fee



Common Stock

($0.01 par

value per     500,000(2)       $0.60       $300,000        $
103.45

 share)





(1) Pursuant to Rule 416, the number of shares registered shall be adjusted to include any additional shares of Common Stock that may become issuable as a result of stock splits, stock dividends, or similar transactions in accordance with anti-dilution provisions of stock options, and anti-dilutions adjustments to the amount of shares of Common Stock issuable pursuant to stock options exercised thereafter.



(2) Represents 500,000 to be issued pursuant to the informal consulting/compensation plan of Registrant and includes re-offers of such shares.



(3) Estimated solely for the purpose of calculating the registration fee pursuant to Rule 457 (c) and (h), based upon the average of the bid and asked price of Common Stock on June
27, 1997.



=================================================================
 ==





























































PART I



INFORMATION REQUIRED IN THE SECTION 10(a) PROSPECTUS



Item 1.	Plan information.

		Omitted as Permitted.



Item 2.	Registrant information and Employee Plan Annual
Information.

		Not applicable.



PART II



INFORMATION REQUIRED IN THE REGISTRATION STATEMENT



Item 3.	Incorporation of Documents by Reference



	The following documents filed with the Securities and Exchange Commission (the "Commission") by ROYAL CASINO GROUP INC. (the
"Company) are incorporated herein by reference:



		(a) The Company's Annual Report on Form 10-K for the fiscal
year 	ended July 31, 1996 filed pursuant to Section 13(a) or
15(d) of the Securities	Exchange Act of 1934, as amended
("Exchange Act").

		(b)  All other reports filed by the Company pursuant to
Section 13(a) or 15(d) of the Exchange Act since the end of the Company's fiscal year ended July 31, 1996.



All reports or other documents subsequently filed by the Company pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act prior to the filing of a post-effective amendment which indicates that all securities offered hereby have been sold or which deregisters all securities then remaining unsold shall be deemed to be incorporated by reference herein and to be a part hereof from the respective dates of filing of such reports or documents.



Although the Company's financial statements for the nine months ended April 30, 1997 have not been audited by Arthur Andersen LLP, they have informed the Company that if the current cash flow and liquidity problems continue to exist at the time of their audit of the financial statements for the year ended July 31, 1997, their report on those statements will include an explanatory fourth paragraph because of substantial doubt about the Company's ability to continue as a going concern.



Item 4.	Description of Securities.



	Not applicable.



Item 5.	Interests of Named Experts and Counsel



	Not applicable.



Item 6.	Indemnification of Directors and Officers.



	The Company's Bylaws provide for indemnification (to the full extent permitted by law) of directors, officers, and other agents of the Company against expenses, judgments, fines and amounts paid in settlements actually and reasonably incurred in connection with any proceeding arising by reason of the fact that such person is or was an officer, director, or agent of the Company.



Item 7.	Exemption from Registration Claimed.



	Not applicable.



Item 8.	Exhibits



	1.  Opinion and consent of Roderick H. Powell III, Esq.



	2.  Consent of  Roderick H. Powell III, Esq.

	    (included in Exhibit 1)



	3.  Consent of  Arthur Andersen. LLP



	4.  Power of Attorney (Page 6 of this Registration Statement)



Item 9.	Undertakings



	(a)	The undersigned registrant hereby undertakes:



		(1) To file, during any period in which offers or sales are being made, a post effective amendment to this registration statement:



			(I) to include any prospectus required by Section 10(a)(3) of the Securities Act of 1933, as amended (the "Securities Act");



			(ii) to reflect in the prospectus any facts or events arising after the effective date of this registration statement (or the
most recent	post-effective amendment thereof) which,
individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement; and



			(iii) to include any material information with respect to the plan of distribution not previously disclosed in the
registration statement or any material change to such
information in the registration statement;

			provided, however, that paragraphs (a)(1)(i) and (a) (1) (ii)
shall not apply to information required to be included in a
post-effective amendment by those paragraphs which are contained in periodic reports filed by the registrant pursuant to Section
13 or Section 15(d) of the Exchange Act that are incorporated by reference in this registration statement.

		(2) That, for the purpose of determining any liability under the Securities Act, each such port-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein and the offering of such securities at that time shall be deemed to be the initial bona-fide offering thereof.



		(3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.



	(b)	The undersigned registrant hereby undertakes that, for the
purposes of determining any liability under the Securities Act, each filing of the registrant's annual report pursuant to
Section 13(a) or Section15(d) of the Exchange Act that is incorporated by reference in this registration statement shall be deemed to be a new registration statement relating to the Securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona-fide offering thereof.



	(c)	Insofar as indemnification for liabilities arising under
the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the provisions of Item 6 of this registration statement, or otherwise, the registrant has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.











































































SIGNATURES





	Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form S-8 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deadwood, State of South Dakota, on June 24, 1997



ROYAL CASINO GROUP INC.





                    By:     /s/ Jon F. Elliott

				Jon F. Elliott, Chairman, President, Chief   Executive
Officer & Chief Financial Officer







POWER OF ATTORNEY



	Each person in so signing also makes, constitutes and appoints Jon F. Elliott and Roderick H. Powell III and either of them, with full power of substitution and resubstitution, his true and lawful attorneys-in-fact, for him in any and all capacities, to sign any amendments (including post-effective amendments) to this Registration Statement and to file the same, with exhibits thereto, and other documents in connection therein, with the Securities and Exchange Commission.



	Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.





Signature                      Title                         Date







/s/ Jon F. Elliott    Chairman (President/Chief          June
27, 1997

Jon F. Elliott         Executive Officer/Chief Financial

 		   	     Officer) and Director








/s/ Larry C. Close    Vice President and Director        June
27, 1997

Larry C. Close



























INDEX TO EXHIBITS





EXHIBIT
PAGE



       1	Opinion and Consent of Roderick H. Powell III, Esq.   8



       2   	Consent of Roderick H. Powell III, Esq.
8

 		(Included in Exhibit 1)



       3	Consent of  Arthur Andersen, LLP                      9



       4	Power of Attorney (page 6 of this Registration        6

		Statement)



























































































RODERICK H. POWELL III

Attorney at Law



684 Higuera Street,  Suite C

San Luis Obispo,  CA  93401-3511

(805)  541-5100

(805)  541-5149 FAX



July 17, 1997



Royal Casino Group Inc.

152 Sherman Street

Deadwood, South Dakota 57732



                                RE: Registration Statement on
Form S-8



Gentlemen:



	At your request, we have examined the Registration Statement on Form S-8, together with exhibits thereto, to be filed by you relating to the registration of 500,000 shares of common stock, $0.001 par value per share (the "Common Stock"), issuable in connection with Royal Casino Group Inc., a Utah Corporation (the
"Company") Consulting/Compensation plan ("Plan"). We are familiar with the proceedings taken, and to be taken, by the Company in connection with the issuance of shares of Common
Stock under the Plan and authorization of such issuance thereunder, and have examined such documents and such questions of law and fact as we deem necessary in order to express the opinion hereinafter stated.



	Based on the foregoing, it is our opinion that the shares of Common Stock of the Company to be issued pursuant to the Plan have been duly authorized, and that such Common Stock, when issued in accordance with the terms of the Plan, will be legally and validly issued, fully paid and nonassessable.



	We hereby consent to the filing of this opinion as an exhibit to the above referenced Registration Statement .



						Very truly yours,







						RODERICK H. POWELL III



































Exhibit 3







CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







	As independent public accountants, we hereby consent to the incorporation by reference in this Registration Statement on Form S-8 of our report dated October 25, 1996, included in Royal Casino Group Inc.'s Form 10-K for the year ended July 31, 1996, and to all references to our Firm included in this Registration Statement.









							ARTHUR ANDERSEN LLP







Minneapolis, Minnesota

      July 15, 1997









































































FORM 10-K    7/31/97   EXHIBIT 2







SECURITIES AND EXCHANGE COMMISSION



Washington, DC  20549



FORM 8-K



Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





Date of Report (Date of earliest event reported):     August 12,
1996



ROYAL CASINO GROUP INC.



(Exact name of registrant as specified in its charter)





        UTAH			0-10315		          95-4091368

(State or other            (Commission                 (I.R.S.
Employer

 jurisdiction of           File Number)
Identification #)

 incorporation)



5446 Luis Dr., Agoura Hills, CA                91301

          (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code: (818)
991-1082



Total number of sequentially numbered pages :   4



Exhibit index page number:  4











































In accordance with Rule 202 of Regulation S-T, this Form 8-K is being filed in paper pursuant to a continuing hardship exemption





ITEM 4		CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT



(a)	Previous independent accounts



	(i)  On August 12, 1996 Royal Casino Group Inc. dismissed
Caldwell,

	     Becker, Dervin, Petrick & Co., L.L.P. as its independent

	     accountants.



	(ii) The report of Caldwell, Becker, Dervin, Petrick & Co.,
L.L.P.

           on the balance sheet as of July 31, 1995 and the related

           statements of (loss), stockholders' equity (deficit), and cash flows for the years ended July 31, 1995 and 1994 and for the period from August 1, 1988 (inception) to July 31,
1995

           contained no adverse opinion or disclaimer of opinion, but contained a separate paragraph regarding the uncertainty of the

           Company to continue as a going concern. The period from August

           1, 1988 to July 31, 1989, which is included in the figure from inception to July 31, 1995, was audited by other auditors.



	(iii)The Registrant's Board of Directors participated in and approved the decision to change independent accountants.



	(iv) In connection with its audit for the period indicated at
(a)(ii)

           above, there have been no disagreements with Caldwell, Becker,

           Dervin, Petrick & Co., L.L.P. on any matter of accounting

           principles or practices, financial statement disclosure,

 	     or auditing scope or procedure, which disagreements if caused them to make reference thereto in their report on the financial statements for such period.



	(v)  During the period there have been no reportable events [as defined in Regulation S-K Item 304(a)(1)(v)].



	(vi) Caldwell, Becker, Dervin, Petrick & Co., L.L.P. has furnished the Registrant with a letter addressed to the SEC stating that it agrees with the above statements. A copy of this letter is included as an exhibit to this Form 8-K Report.



(b) 	New Independent accountants



	(i)  The Registrant engaged Arthur Andersen LLP as its new

           independent accountants as of August 12, 1996.
During the two

           most recent periods and through August 12, 1996, the Registrant has not consulted with Arthur Andersen LLP on items which (1)

           were or should have been subject to SAS 50 or
(2)concerned the

           subject matter of a disagreement or reportable event with the

	     former auditor ( as described in Regulation S-K Item
304(a)(2).



ITEM 7 	FINANCIAL STATEMENTS & EXHIBITS



	(c) 	Exhibits



		(1)	Letter regarding change in certifying accountant













SIGNATURES





Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






              Royal Casino Group  Inc.
















       By:__/s/ Jon F. Elliott


              Jon F. Elliott, President/CEO





Date:  August 14, 1996







































































EXHIBIT 1



CALDWELL, BECKER, DERVIN, PETRICK & CO., LLP

20750 VENTURA BLVD., STE. 140

WOODLAND HILLS,  CA 91364

(818) 704-1040  -  FAX  (818) 704-5536







August 14, 1996





Securities and Exchange Commission

Mail Stop 9-5

450 Fifth Street Northwest

Washington, DC  20549





Ladies and Gentlemen:



We have read and agree with the comments in Item 4 of Form 8-K of Royal Casino Group Inc. dated August 12, 1996.



Sincerely,













Caldwell, Becker, Dervin, Petrick & Co., L.L.P.

























































FORM 10-K    7/31/97    EXHIBIT 3







SECURITIES AND EXCHANGE COMMISSION



Washington, DC  20549



FORM 8-K



Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





Date of Report (Date of earliest event reported):     June 13,
1996



ROYAL CASINO GROUP INC.



(Exact name of registrant as specified in its charter)





     UTAH		  	      0-10315		        95-4091368

(State or other             (Commission              (I.R.S.
Employer

 jurisdiction of             File Number)
Identification #)

 incorporation)



5446 Luis Dr., Agoura Hills, CA                91301

           (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code: (605)
578-1299



Total number of sequentially numbered pages :   3



Exhibit index page number:  2









































In accordance with Rule 202 of Regulation S-T, this Form 8-K is being filed in paper pursuant to a continuing hardship exemption







ITEM 2.	ACQUISITION OR DISPOSITION OF ASSETS



	On June 13, 1996 Royal Casino Group consummated an agreement previously entered into in December, 1995 with Casino Magic
Corp. for the purchase of all the shares of stock of Atlantic-Pacific Corp., a South Dakota corporation, doing business as Goldiggers Hotel & Gaming Establishment in Deadwood,
South Dakota.  A summary of the terms follow:



	A Form 8-K detailing the Consideration, Effective Date,
Principle Followed in Determining the Amount of the Consideration, the Relationship Between the Parties and the assets Acquired was filed on June 25, 1996









ITEM 7 	FINANCIAL STATEMENTS & EXHIBITS



	(a)(4)	Financial Statements



	As audited statements had not been prepared for Atlantic-Pacific Corp, Royal Casino Group engaged Arthur Andersen, LLP as its auditors. Arthur Andersen, LLP then performed a three year audit as is required under this Section. By filing this Form 8-K with the Commission within the 60 day time frame allowed through an automatic extension pursuant to This Section, registrant believes it has complied with the appropriate regulations pursuant to providing the financial statements concerning this transaction.



	(c) 	Exhibits



		(2)	(I)   Audited financial statements of Atlantic Pacific

		            Corporation (DBA Goldiggers Hotel & Gaming), as

		            of December 31, 1995, 1994 and 1993, and for the

		            three years then ended December 31, 1995.













































SIGNATURES





Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






           Royal Casino Group  Inc.















                                    By:   /s/ Jon F. Elliott


                                    Jon F. Elliott, President/CEO





Date:  August 27, 1996



































































FORM 10-K    7/31/97    EXHIBIT 4







SECURITIES AND EXCHANGE COMMISSION



Washington, DC  20549



FORM 8-KA



Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





Date of Report (Date of earliest event reported):     September
18, 1996



ROYAL CASINO GROUP INC.



(Exact name of registrant as specified in its charter)





     UTAH			    0-10315	                      95-4091368

(State or other           (Commission                  (I.R.S.
Employer

 jurisdiction of          File Number)
Identification #)

 incorporation)



152 Sherman St., Deadwood,  SD               57732

           (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code: (605)
578-1299



Total number of sequentially numbered pages :   4



Exhibit index page number:  4











































	In accordance with Rule 202 of Regulation S-T, this Form 8-K is being filed in paper pursuant to a continuing hardship exemption





ITEM 4		CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT



(a)	Previous independent accounts



	(i)  On August 12, 1996 Royal Casino Group Inc. dismissed
Caldwell,

           Becker, Dervin, Petrick & Co., L.L.P. as its independent

           accountants.



	(ii) The report of Caldwell, Becker, Dervin, Petrick & Co.,
L.L.P.

           on the balance sheet as of July 31, 1995 and the related

           statements of (loss), stockholders' equity (deficit), and cash flows for the years ended July 31, 1995 and 1994 and for the period from August 1, 1988 (inception) to July 31,
1995

           contained no adverse opinion or disclaimer of opinion, but contained a separate paragraph regarding the uncertainty of the

           Company to continue as a going concern. The period from August

           1, 1988 to July 31, 1989, which is included in the figure from inception to July 31, 1995, was audited by other auditors.



	(iii)The Registrant's Board of Directors participated in and approved the decision to change independent accountants.



	(iv) In connection with its audit for the period indicated at
(a)(ii)

           above, there have been no disagreements with Caldwell, Becker,

           Dervin, Petrick & Co., L.L.P. on any matter of accounting

           principles or practices, financial statement disclosure, or auditing scope or procedure through the date of dismissal, which disagreements would cause them to make reference thereto in their report on the financial statements for such period.



	(v) During the period there have been no reportable events [as defined in Regulation S-K Item 304(a)(1)(v)].



	(vi)Caldwell, Becker, Dervin, Petrick & Co., L.L.P. has furnished the Registrant with a letter addressed to the SEC stating that it agrees with the above statements. A copy of this letter is included as an exhibit to this Form 8-K Report.



(b) 	New Independent accountants



	(i)  The Registrant engaged Arthur Andersen LLP as its new

           independent accountants as of August 12, 1996.
During the two

           most recent periods and through August 12, 1996, the Registrant has not consulted with Arthur Andersen LLP on items which (1)

           were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor ( as described in Regulation S-K Item
304(a)(2).



ITEM 7     FINANCIAL STATEMENTS & EXHIBITS



	(c)  Exhibits



		(1)	Letter regarding change in certifying accountant













SIGNATURES





Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                    Royal Casino Group  Inc.
















        By:    /s/ Jon F. Elliott

                                    Jon F. Elliott, President/CEO





Date:  September 18, 1996









































































EXHIBIT 1



CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

20750 VENTURA BLVD., STE. 140

WOODLAND HILLS CA 91364

(818) 704-1040 - FAX (818) 704-5536









September 18, 1996



Securities and Exchange Commission

Mail Stop 9-5

450 Fifth Street Northwest

Washington DC 20549



Ladies and Gentlemen:



We have read and agree with the comments in item 4 of Form 8-KA of Royal Casino Group, Inc. dated September 18, 1996.



Sincerely,









CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.































































FORM 10-K    7/31/97    EXHIBIT 5















CERTIFICATE OF AMENDMENT



OF


RECEIVED

                           ARTICLES OF INCORPORATION

		                                              AUG 05 96

	                                OF

								        Utah Div. of Corp.


ROYAL CASINO GROUP INC        & Comm. Code




              JON F. ELLIOTT and LARRY C. CLOSE certify that





          A) They are the President and Secretary, respectively of Royal

Casino Group Inc., a Utah Corporation.



	    B) The Articles of Incorporation of this corporation are amended as follows:



	    The Corporation's Common and Preferred Stock each have a
par              value of a mil per share effective August 1,
1996.



          C) The foregoing amendment to the Articles of Incorporation was duly approved by Unanimous Consent by the Board of Directors at a board meeting on July 16, 1996.
Shareholder approval not required.



          We further declare under penalty of perjury under the laws of the State of Utah that the matters set forth in this certificate are true and correct of our own knowledge.



Dated: July 22, 1996                ROYAL CASINO GROUP INC.





                                    By     /s/ Jon F. Elliott


                                       Jon F. Elliott, President





						By     /s/ Larry C. Close

                                       Larry C. Close



















FORM 10-K    7/31/97    EXHIBIT 6









SECURITIES AND EXCHANGE COMMISSION



Washington, DC 20549



FORM 8-K



Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





Date of Report (Date of earliest event reported):   July 30, 1997



ROYAL CASINO GROUP INC.



(Exact name of registrant as specified in its charter)







     UTAH	        	   0-10315			    95-4091368

	(State or other         (Commission               (I.R.S.
Employer

jurisdiction of	       File Number		   Identification #)





152 Sherman St., Deadwood, South Dakota          57732

        (Address of principal executive offices)      (Zip Code)



Registrants telephone number, including area code: (605) 578-1299



Total number of sequentially numbered pages:   5



Exhibit index page number:   5















































	ITEM 4	CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT



	(a)	Previous independent accountants



		(i)	On August 8, 1997, Royal Casino Group Inc. dismissed
Arthur Andersen, L.L.P. as its independent accountants.



		(ii)	The report of Arthur Andersen, L.L.P. on the financial
statements for the past fiscal year ended July 31, 1996 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle.



		(iii)	The Registrants Board of Directors participated in and
approved the decision to change independent accountants.



		(iv)	In connection with its audit for the period indicated at
(a)(ii) above, there have been no disagreements with Arthur
Andersen, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen L.L.P. would have caused them to make reference thereto in their report on the financial statements for such year.



		(v)	During the period there have been no reportable events [as
defined in Regulation S-k Item 304 (a) (1) (v)].



		(vi)	Arthur Andersen, L.L.P. has furnished the Registrant with
a letter addressed to the SEC stating that it agrees with the above statements. A copy of this letter is included as an exhibit to this Form 8-K Report.



	(b)	New independent accountants



		(i)	The Registrant has not engaged new independent accountants
as of August 8, 1997.

















































	Item 5	OTHER EVENTS



		(i)	On August 1, 1997, the Company requested the Nevada Gaming
Commission to allow it to withdraw its application for a gaming license relating to its proposed acquisition of the Triple J
Casino in Henderson, Nevada. The Company had entered into an Agreement in Principle to acquire the Triple J in March, 1997 and submitted its gaming application to the Nevada gaming regulators in April, 1997. The main attractions this property held for the Company were its nonrestricted gaming license plus municipal permits to build 550 hotel rooms. The building permit was due to expire in

		May, 1998 and the Company determined it would be unable to raise the approximately $55 million required to acquire, remodel and develop the property on acceptable terms and conditions within the time frame prior to the expiration of the permit.
Once the existing permit expired, the Company believed that it would be very difficult to re-apply for a permit to develop the hotel. After conferring with agents of the Nevada Gaming
Control Board and receiving their initial comments with respect to Royal's proposed acquisition, the Company decided to cease its pursuit of the Triple J.



		(ii)	The Company entered into a Settlement Agreement on July
30, 1997 with Stephen Grogan concerning law suits that the parties had filed against each other. Neither party admitted wrong doing however, the Company entered into the agreement to avoid the distraction and costs associated with continuing litigation. The Company settled the actions for less that its projected ongoing legal costs. The Company has no other existing litigation proceedings nor any pending actions.



	ITEM 7	FINANCIAL STATEMENTS & EXHIBITS



		(c)	Exhibits



			(1)	Letter regarding change in certifying accountant.

















































SIGNATURES





Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



						   Royal Casino Group Inc.









						By: /s/ Jon F. Elliott

                                       Jon F. Elliott,
President/CEO





Date: August 8, 1997

















































































EXHIBIT 1



Arthur Andersen L.L.P.

45 South Seventh St.

Minneapolis, MN 55402









August 8, 1997





Securities and Exchange Commission

Mail Stop 9-5

450 Fifth Street Northwest

Washington, DC 20549





Ladies and Gentlemen:



We have read and agree with the comments in Item 4 of Form 8-K of Royal Casino Group Inc. dated August 8, 1997.



Sincerely,







 /s/ Arthur Andersen, L.L.P.

Arthur Andersen, L.L.P.





























































FORM 10-K    7/31/97    EXHIBIT 7









SECURITIES AND EXCHANGE COMMISSION



Washington, DC  20549



FORM 8-K



Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





Date of Report (Date of earliest event reported):     October
20, 1997



ROYAL CASINO GROUP INC.



(Exact name of registrant as specified in its charter)





     UTAH		      	0-10315	      	95-4091368

(State or other             (Commission           (I.R.S.
Employer

jurisdiction of              File Number)
Identification #)

incorporation)









152 Sherman St., Deadwood, South Dakota          57732

         (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code: (605)
578-1299



Total number of sequentially numbered pages :   4



Exhibit index page number: 3











































ITEM 4	CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT



(a)	Previous independent accountants



		(i)  	On August 8, 1997 Royal Casino Group Inc. dismissed
Arthur Andersen, L.L.P. as its independent accountants.



		(ii) 	The report of Arthur Andersen, L.L.P. on the financial
statements for the past fiscal year ended July 31, 1996 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.



		(iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants.



		(iv) In connection with its audit for the period indicated at
(a)(ii)

		above, there have	been no disagreements with Arthur Andersen,

		L.L.P. on any matter of accounting principles or practices,

		financial statement disclosure, or auditing scope or procedure,

		which disagreements if not resolved to the satisfaction of

		Arthur Andersen L.L.P. would have caused them to make reference

		thereto in their report on the financial statements for such

		year.



		(v) 	During the period there have been no reportable events
[as defined in Regulation S-K Item 304(a)(1)(v)].



		(vi Arthur Andersen, L.L.P. has furnished the Registrant with a letter addressed to the SEC stating that it agrees with the above statements. A copy of this letter was included as an exhibit to our Form 8-K Report of August 8, 1997.



(b) 	 New Independent accountants



		(i)   The Registrant engaged Singer Lewak Greenbaum & Goldstein

		      L.L.P. as its new independent accountants as of October 20, 1997. During the two most recent periods and through October 20, 1997, the Registrant has not consulted with Singer
Lewak Greenbaum & Goldstein L.L.P. on items which (1) were or should have been subject to SAS50 or (2)concerned the subject matter of a disagreement or reportable event with the former auditor [as described in Regulation S-K Item 304(a)(2)].





































		ITEM 5	OTHER EVENTS



		None





ITEM 7 	FINANCIAL STATEMENTS & EXHIBITS



	(c) 	Exhibits



		None

































































































SIGNATURES





Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                 				    Royal
Casino Group  Inc.















                                  By: /s/ Jon F. Elliott


                                    Jon F. Elliott, President/CEO





Date: October 21, 1997