Form 10-Q
period 1997-10-31
ROYAL CASINO GROUP INC
filed 1997-12-23
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549



FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





For the Quarter ended October 31, 1997



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

       (Registrants telephone number)       (Registrants fax
number)





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

	[x] Yes	[] No



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	[x] Yes	[] No



As of October 31, 1997 5,353115 shares of registrants $0.001 par value common stock were outstanding.



















ROYAL CASINO GROUP INC.



INDEX




Page


Number







PART l.   FINANCIAL INFORMATION



Item 1    Consolidated Financial Statements



		Balance Sheet

			as of October 31, 1997                                3



		Statement of Operations

			as of October 31, 1997                                4



		Statement of Cash Flows

			as of October 31, 1997                                5



			Notes to Financial Statements      		6



Item 2    Managements Discussion and Analysis of

	          Financial Condition and Results of Operations
  7



PART ll   OTHER INFORMATION



	Item 2.   Change in Securities
 13



	Item 6.   Exhibits and Reports on Form 8-k
 13





























ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 1997





ASSETS                                        October 31,1997
July 31,1997



Current Assets

     Cash and cash equivalents                    $ 22,905
  77,609

     Accounts Receivable                            16,799
   5,135

     Accrued Revenues                                  278

     Inventories                                    25,183
  32,927

     Prepaid expenses                              154,625
 347,998

     Other receivables                              65,000



       Total Current Assets                      $ 284,790
$463,669





Fixed Assets

     Property and equipment                     $2,202,517
$2,277,685





Other Assets                                       133,428
 114,116



       TOTAL ASSETS                            $ 2,620,735    $
2,855,470





LIABILITIES & EQUITY





Current Liabilities

     Notes payable                             $   274,360   $
 324,296

     Accounts Payable                              330,243
 370,954

     Accrued liabilities                           315,187
 236,908

     Other                                           1,900



     TOTAL CURRENT LIABILITIES                 $   921,690
 932,158



Long Term Liabilities

     Capital Leases                              $  44,676
  44,674



     TOTAL LIABILITIES                         $   966,366
 976,832



Equity

     Preferred Stock, 100,000,000

       authorized; 1,100,000 Series A

       convertible shares issued and

       outstanding at October 31, 1997         $     1,100
   1,100

     Common Stock, $0.001 par, 150,000,000

       shares authorized; 5,353,115 issued

       and outstanding          	              $    86,981
   5,164

     Additional Paid in Capital                  5,573,089
5,573,089



     Accumulated deficit                        (4,006,801)
(3,700,715)



     TOTAL EQUITY                                1,654,369
1,878,638



TOTAL LIABILITIES & EQUITY	                     $ 2,620,735
$2,855,470











ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

October 31, 1997





                                       October 31, 1997  October
31,1996



REVENUES

     Casino	                                308,606		  419,734

     Food & Beverage                        114,929
186,063

     Room                                    46,333
64,495

     Other                                   68,789
45,647



                                            538,657
715,939



     Less Promotional Allowances          (  47,760)         (
30,784)



       NET REVENUES                         490,897
685,155





COSTS & EXPENSES

     Casino                                 186,449
513,371

     Food & Beverage                        112,409
166,652

     Rooms                                   10,156
8,983

     General & Administrative               416,859		  289,855

     Depreciation/Amortization               68,130
66,651

                                            794,003
1,045,512



LOSS FROM OPERATIONS                       (303,106)        (
360,357)



OTHER (INCOME) EXPENSE

     Interest Expense                         8,071
1,565

     Unrealized Gain(Loss)                        0
   0

     Realized Gain                       (    7,313)
   0

     Other Income                        (    2,768)        (
9,749)

     Loss on Abandoned Project                5,409
   0

     Interest Income                     (      419)        (
4,442)



                                         (    2,980)        (
12,626)



LOSS BEFORE INCOME TAXES                 (  306,086)        (
347,731)

INCOME TAX PROVISION



NET LOSS                                (   306,086)        (
347,731)





NET LOSS PER SHARE                             $.06
$.08

WEIGHTED AVERAGE COMMON

STOCK O/S (PRIMARY)                       5,258,440
4,402,625









ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS



QUARTER ENDED October 31, 1997



                                       October 31,1997   October
31,1996



Cash flows from operating activities:



Net profit  <loss>                      $   (306,086)     $
(347,731)



Adjustments to reconcile net loss

to net cash provided by operating

activities:

   Depreciation/Amortization                  75,807
66,651

   Stock issued for Services                  81,817
124,000

   Unrealized gain on Marketable Securities                   (
8,700)

  (Increase)Decrease in:

    Accounts Receivable                      (11,664)
7,922

    Prepaid Expenses                         128,095          (
12,926)

    Inventories                                7,744

    Other Assets                             (19,312)
3,586

  Increase(Decrease) in:

    Accounts Payable                         (40,709)
(130,866)

    Accrued Liabilities                      142,691          (
86,539)

	                                        ---------------
----------



        Net Cash Provided (used)

        by operating activities:              58,383
(384,603)





	Cash Flows from Investing Activities:

	    Acquisitions of Property and Equipment (    639)          (
35,260)

                                        ---------------
-----------



        Net Cash Used in

        Investing Activities               (    639)          (
35,260)



Cash Flows from Financing Activities:



    Payments on notes payable              (112,448)
(178,632)

                                        ---------------
-----------

        Net Cash used in

        Financing Activities               (112,448)
(178,632)




Net Increase(Decrease) in Cash

and Cash Equivalents                       ( 54,704)
(598,495)



									Cash and Cash Equivalents:

									        Beginning Period               $     77,609
     1,014,701

                                        --------------
------------

        End of Period                  $     22,905
416,206





 ROYAL CASINO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED October 31, 1997



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



		Due to the seasonality of the Companys current source of revenues, specifically that Goldiggers is located in a summer tourist area, operating results for the three months ended
October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Companys audited financial statements for the year ended July 31, 1997 and the notes thereto, included in the Companys annual report on Form 10-K.

















































	Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



	General Financial Condition



	     Comparing year over year first quarter results, the Company improved its earnings per share 25% to ($0.06) from ($0.08), despite the significant decrease in revenues of 28%. The Company attributes its improved results to its overall implementation of cost cutting efficiencies.



	     The Company is still experiencing residual financial difficulties as a result of the unanticipated need to inject a considerable portion of its cash resources into the Companys wholly-owned subsidiary which operates Goldiggers casino in Deadwood, South Dakota. This was necessary to sustain operations due to the severest winter in 107 years which adversely impacted the property revenues. The winter also had severe consequences on the areas ranchers, not only the States largest industry, but one of the market areas primary sources of customers. The winter was followed by severe spring flooding in eastern South and North Dakota plus western Minnesota which are historically strong sources of summer tourism in the Black Hills where Goldiggers is located. Coupled with a reduction in the States tourism advertising budget, the results produced a poor tourist season which continued to negatively impact Goldiggers revenues.
 Furthermore, the local market is primarily employed in the areas gold mines and with the price of gold at an 18 year low, residents are bracing for possible cutback and closures and as a result are not frequenting the Deadwood market. The Company is actively seeking alternate sources of funding to sustain operations. The Company believes that funding on acceptable terms to the Company is available although there can be no assurances that the financing currently being contemplated by the Company will come to fruition. Further, there can be no assurances that the Company will continue to operate Goldiggers.
 The Company is reviewing its alternatives which many include closing the property and/or filing for Bankruptcy protection for the subsidiary in an attempt to insure an orderly liquidation of its assets. The Company believes that should this occur, the proceeds from the sale of the propertys assets will be sufficient to satisfy all of Goldiggers outstanding creditors.
As Goldiggers has been a drain on the Companys cash resources, the closure of the property may produce positive long term results for the Company as it pursues other gaming opportunities.



	     To acquire or develop additional gaming properties the Company will require funding in varying amounts, time frames and methods corresponding to each of the gaming opportunities the Company elects to pursue. There can be no assurances that such funding will be available, or if available, on terms and conditions and within the time frames acceptable to the Company.









Results of Operations:



		Goldiggers



		For the first time since Goldiggers opened six years ago, the property showed a positive cash flow for the two months of August and September, the first two months of the Companys current fiscal year.

	This was accomplished despite an overall decrease of 21% in revenues due to the poorer than usual summer tourist season thus validating the new cost-cutting measures and procedures implemented by the Company.



	As a year over year quarterly comparison, net revenues, net of promotional allowances, decreased $194,000, a 28% decrease over last years first fiscal quarter. However, direct operating department costs improved $302,000, a 44% improvement over the same quarter last year, resulting in a 24% or $73,000 improvement in the loss column.



		Planned Riverboat Casino in Southeast Missouri



		The Company is awaiting the consent from the Army Corps of Engineers to dock its planned riverboat casino on land that the Company controls on the Mississippi River near the confluence of the Ohio River in Southeastern Missouri near the twin cities of Wyatt and Wilson City. The Company originally applied to the Corps in April, 1996. In addition the City of Wyatt has not completed the annexation of the land controlled by the Company into the City limits.



		The Company has had discussions with the Missouri Gaming Commission and notified them that Royal Casino Group will apply for its gaming license once it has received approval from the Army Corps of Engineers and the land controlled by the Company has been annexed into the City, a requisite under the Missouri gaming statutes.



		Royal will be submitting a complete package comprised of an exclusive 25-year definitive agreement with the host city;
sufficient land to adequately develop the Riverboat Casino
Entertainment Center; governmental and regulatory docking approval on its site; preliminary architectural drawings; an available, suitable riverboat together with demonstrable financing capabilities. Licensing is solely at the discretion of the Missouri Gaming Commission and there can be no assurances that Royal will gain approval. [See: Subsequent Events]



		Discontinued Aruba Casino Project



		In August, 1997 the Company commenced negotiations to acquire the Aruban corporation that operates the Palm Casino in the Aruba Palm Beach Hotel on the Caribbean resort island of Aruba.
The Companys interest in this property was fueled by the seasonality of Goldiggers revenues - higher in the summer tourist season in the Black Hills and substantially lower in the winter - and the knowledge that Aruba posed the opposite revenue stream thus presenting the Company with the potential for an even, constant flow of revenues. Although the Company was comfortable with the terms and conditions of the acquisition, the Company was unable to raise the necessary funds to acquire and operate the casino prior to the need by the propertys operator to enter into an agreement with another gaming company.
 The Company will take a non-recurring loss of $5,409 related to the abandonment of this project.



		Additional Gaming and Related Opportunities



	The Company is currently evaluating several potential gaming opportunities and will make appropriate announcements at the time the efforts prove fruitful.



		The Company is in the early stages of actively investigating and evaluating specific casino opportunities in certain markets which fit the Companys goal to acquire and manage casinos in small to mid-sized markets.



		The Company is evaluating the creation of a hospitality division that would provide management services to existing hospitality venues throughout the country. The Company believes that there is currently a convergence of the hospitality and gaming industries due to the compatibility of the businesses.
Gaming, being a highly regulated industry, requires considerable time for Companys and their Officers and Directors to be found suitable and licensed while the hospitality industry requires no such licensing making the opportunity to grow faster appealing to the Company. Revenues garnered from this undertaking would support the Companys ongoing cash requirements from the time of planning, acquisition and/or the development of casino opportunities through to the time those casinos begin to produce revenues. The Company believes that skilled, experienced, hospitality management will be required rather than capital to enter this arena.



Dismissal of Auditors



	At a Board of Directors meeting on August 8, 1997 the Board dismissed Arthur Andersen LLP as the Companys auditors. A Form
8-K stating that event was filed on August 12, 1997, a copy of which is included as an exhibit to this report.



Appointment of Auditors



	At a Board of Directors meeting on October 20, 1997 the Board selected Singer, Lewak, Greenbaum & Goldstein LLP, a regional accounting firm based in Los Angeles, California, as its auditors. A Form 8-K stating this event and that there were no disagreements with the previous auditors was filed on October
24, 1997 a copy of which is included as an exhibit to this report.











Employment Agreements



	The Companys two executive officers voluntarily offered to restructure their employment agreements. Jon Elliott, the Companys President & CEO reduced the relocation fee from $15,000 down to $5,000, eliminated all bonuses due on the Companys net profit and reduced his gross revenues bonus allocation by one percent across the board. Larry Close, the Companys Vice President, reduced the relocation fee from $10,000 down to $5,000, eliminated all bonuses due on the Companys gross revenues and reduced his bonus allocation to two percent of net profits in excess of $1 million.



S-8 Registration



	An S-8 registration statement was filed on July 30, 1997. On August 5, 1997 Royal Casino Group received its registration number from the Securities & Exchange Commission making the registration statement effective as of that date. The
Registration Number 333-32415 is for employees and consultants and is for 500,000 common shares with the proposed maximum offering price of $0.60 per share resulting in a proposed maximum aggregate offering price of $300,000. On August 11, 1997 the Company instructed its transfer agent to issue from this registration: 10,938 common shares to Gaming Venture Corp., USA, a public relations consultant to the company, as the balance of compensation due for its fees for the months of August through December, 1997; 17,000 common shares to Mainstream Consultants, a financial public relations firm who had performed consulting services on behalf of the Corporation; 44,845 shares to Dalton & Mathias for services performed as the Companys outside accounting firm; 25,000 common shares to Debra Berg, Goldiggers General Manager as a bonus; 26,470 common shares to David Addison, one of the Companys Colorado attorneys as compensation; and 50,000 common shares to McGinn, Smith &
Co., Inc. as a retainer/engagement fee per the July 18, 1997 investment banking agreement.



	Also on August 11, 1997 the Company instructed its transfer agent to issue from its active S-8 Registration #33-34786 dated
July, 30, 1997: 6,000 common shares to Ron Island for his consulting concerning the Deadwood market in July, 1997.



Legal Matters



	On October 10, 1997 the Company entered into an Amendment to the Settlement Agreement previously entered into on July 30, 1997 with Stephen Grogan calling for different payment terms.
On October 29, 1997 the Company filed suit against Stephen
Grogan in Lawrence County, South Dakota alleging a breech of the Settlement Agreement and seeking a declaratory judgment for the remaining portion of the settlement. [See: Subsequent Events]



South Dakota Commission on Gaming



	On September 17, 1997 the South Dakota Commission on Gaming filed a complaint against Royal Casino Group alleging a violation of the minimum bankroll requirements in Goldiggers.
The complaint stated that Goldiggers had $61,000 cash on hand when the regulations called for $63,000. In correspondence to the Commission from the Companys attorney and further in a meeting between the Companys attorney and the Companys President with the Executive Secretary, the Director of Enforcement and the Senior Auditor of the South Dakota Commission on Gaming, it was pointed out that the individual conducting the audit was a new agent who inadvertently must have overlooked certain moneys on hand bringing the total to over $78,000, 25% more than the required minimum. The Executive Secretary promptly dismissed the complaint on October 2, 1997



Repayment of Outstanding Debt



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



	Equipment Rental, Overhead Reimbursement, Rent, Support Services



	The Company leases space for its corporate offices paying rent of $950 per month. The lease expires in May, 1998.
Additionally, the Companys wholly-owned subsidiary,
Atlantic-Pacific, Corp. leases the three buildings on Main
Street that house Goldiggers on a five year lease with four five year options. The Company is not current with the terms of its Goldiggers lease.



	Subsequent Events



		Planned Southeast Missouri Riverboat Casino



	In response to the Companys application in April, 1996, on November 14, 1997 the Company received correspondence from the Army Corps of Engineers stating the Companys chosen location for its planned riverboat casino was satisfactory and that the Corps has no objection to the site and that the site does not require a regulatory permit to be issued. The site was on the 35 acres on the land side of the levee that the Company controls.



	However, on November 25, 1997 the Supreme Court for the State of Missouri issued a 7-0 opinion to the effect that locations such as the one proposed by the Company are not permitted under sections of the Missouri Constitution. After consulting with the Companys engineer and attorney to determine its options, the Company has undertaken to re-apply to the Corps with a site on the 15 acre portion of land that is controlled by the Company which is on the river side of the levee. As contemplated, if acceptable to the Corps, the site will conform to all requirements of the Missouri Constitution as opined by the Supreme Court. Due to the awareness of members of the Corps as to the Companys site dynamics it is not anticipated by the Company that the re-application process will take the same amount of time to determine suitability as the initial application.



		Legal Matters



   	In response to the Companys suit against Stephen Grogan for breaching the terms of the Settlement Agreement, Stephen Grogan has chosen to file a counterclaim and third party complaint against the Company and its President, Jon Elliott, alleging that it was the Company, not Stephen Grogan, who breached the Agreement and seeking a determination of duties to be performed by both sides under the agreement. The Company believes the counterclaim is without merit and will be so proven.







































































PART II.  OTHER INFORMATION







	Item 2. 	Changes in Securities



	            		NONE



	Item 6.	Exhibits and Reports on Form 8-K











			a.	Exhibits



				None.



		Exhibits other than those listed have been omitted because they are non-existent, inapplicable or because the information is given in the financial statements of the Company.



			b.	Reports on Form 8-K



			1.	Form 8-K filed August 12, 1997 dismissing Arthur Andersen
LLP as the Companys auditors



			2. Form 8-K filed October 24, 1997 appointing Singer, Lewak, Greenbaum and Goldstein as the Companys auditors.



















































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







	Date: December 9,1997





	                                       By:      /s/ Larry C.
Close

	                                          Larry C. Close

	                                          Director, Vice
President