Form 10-Q
period 1998-01-31
ROYAL CASINO GROUP INC
filed 1998-03-16
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549



FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





For the Quarter ended January 31, 1998



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



As of January 31, 1998 5,433,140 shares of registrants $0.001 par value common stock were outstanding.



















ROYAL CASINO GROUP INC.



INDEX




Page


Number







PART l.   FINANCIAL INFORMATION



Item 1    Consolidated Financial Statements



Balance Sheet

as of January 31, 1998                                3



Statement of Operations

as of January 31, 1998                                5



Statement of Cash Flows

as of January 31, 1998                                6



Notes to Financial Statements      		7



Item 2    Managements Discussion and Analysis of

          Financial Condition and Results of Operations
8



PART ll   OTHER INFORMATION



Item 2.   Change in Securities
17



Item 6.   Exhibits and Reports on Form 8-K
17





























ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 1998





ASSETS                                    January 31,1998   July
30,1997



Current Assets

     Cash and cash equivalents                $    365
77,609

     Accounts Receivable                        79,457
5,135

     Inventories
32,927

     Prepaid expenses                           19,547
347,998



       Total Current Assets                  $  99,369
$463,669





Property and equipment                       $  44,732
$2,277,685

(Accumulated Depreciation)                  (   10,833)



       Total Fixed Assets                    $  33,899
$2,277,685





Other Assets                                 $  75,000     $
114,116



       TOTAL ASSETS                        $   208,268    $
2,855,470

































































ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 1998





LIABILITIES & EQUITY                      January 31,1998   July
30,1997





Current Liabilities

     Notes payable                         $   164,205      $
324,296

     Accounts Payable                          164,104
370,954

     Loan Payable - Royal Casino Group     (   414,971)

     Accrued liabilities                       236,908

       Accrued payroll and

         benefits                              147,083

	 Other accruals                           15,070

     Other                                      40,000

     Net liabilities of discontinued

       operation (see Basis of Present

       ation Page 7)                           260,907



     TOTAL CURRENT LIABILITIES             $   376,398
932,158



Long Term Liabilities

     Capital Leases                        $         0
44,674



     TOTAL LIABILITIES                         376,398
976,832



Equity

     Preferred Stock, 100,000,000

       authorized; 1,100,000 Series A

       convertible shares issued and

       outstanding at January 31, 1998     $     1,100
1,100

     Common Stock, $0.001 par, 150,000,000

       shares authorized; 4,638,825 issued

       and outstanding          	       $    98,147
5,164

     Additional Paid in Capital              5,573,089
5,573,089



     Accumulated deficit                    (5,840,466)
(3,700,715)



     TOTAL EQUITY                           (  168,130)
1,878,638



TOTAL LIABILITIES & EQUITY	             $   208,268
$2,855,470





















ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

January 31, 1998





                                      January 31, 1998  January
31, 1997



REVENUES

     Casino			                                    $ 169,987

     Food & Beverage
78,947

     Room
21,577

     Other
40,184





     Less Promotional Allowances                            (
32,547)



       NET REVENUES
278,148





COSTS & EXPENSES

     Selling, General & Admin.              136,235
669,151

     Depreciation/Amortization                1,863
66,956

                                            138,098
736,377



OTHER (INCOME) EXPENSE

     Interest Expense                    (    4,453)

     Unrealized Gain(Loss)                                  (
575)

     Other Income
1,384

     Interest Income                      __________
6,098



                                         (    4,453)
6,907



LOSS FROM CONTINUING OPERATIONS

BEFORE INCOME TAXES                         142,551
451,322



INCOME TAX PROVISION



Discontinued Operations:

	LOSS FROM OPERATIONS OF

	DISCONTINUED SUBSIDIARY

	(TAX BENEFIT NOT REALIZED)         (  167,828)



	LOSS ON DISPOSAL OF

	DISCONTINUED SUBSIDIARY

	(TAX BENEFIT NOT REALIZED)         (1,519,647)



NET LOSS                                ( 1,830,026)      (
39,867)





Basic & Diluted Loss Per Share, Continuing Operations: $.03

Basic & Diluted Loss Per Share, Discontinued Operations: $.31








ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS



QUARTER ENDED January 31, 1998





Cash Flows from Operating Activities:

      Net Loss from Continuing Operations           $ (  142,551)

      Net Loss from Discontinued Operations           (1,687,475)

      Non-Cash Items in Net Loss

	   Depreciation & Amortization                       1,863

         Issuance of stock for Services Rendered          11,166

         Adj. of Fixed Assets of Discontinued

           Operation to net realizable value           1,528,912





      (Increase)Decrease in:

         Prepaid Expenses & Other Current Assets          45,000

         Accounts Receivable                              16,799

         Inventories                                      10,029

         Other Assets                                (    78,075)

      Increase(Decrease)in:

         Accounts Payable                            (   228,753)

         Accrued Liabilities                         (    18,197)



-----------



        Net Cash Used in Operating Activities:            24,215



Cash Flows from Investing Activities:

                                                               0

                                                      -----------



        Net Cash Used in Investing Activities:                 0



Cash Flows from Financing Activities:

      Payments on Notes Payable                      (    39,218)



                                                      -----------

        Net Cash Used in Financing Activities        (
39,218)




Net Increase(Decrease) in Cash and Cash Equivalents  (
115,003)



Cash and Cash Equivalents, Beginning Period          $     22,905

                                                      -----------

Cash and Cash Equivalents, End of Period             $      7,902

                                                      ***********















 ROYAL CASINO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED January 31, 1998



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



Due to the fact that the Companys single source of revenue, Goldiggers Hotel & Gaming Est. closed on January 5, 1998 operating results for the three months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Companys audited financial statements for the year ended July 31, 1997 and the notes thereto, included in the Companys annual report on Form 10-K.



	The net assets of discontinued operations have been segregated in the Jan 1998 Consolidated Balance Sheet and are stated at the Companys estimate of their net realizable value. These net assets consist of:

             Current Assets                $ 133,098

             Other Assets                     37,499

             Property, plant & equip.        705,541



             Less:

               Current Liabilities         1,092,369

               Long term debt net of

               current portion (note 5)       44,676



               Net liabilities of

               discontinued operations       260,907

















Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



General Financial Condition



	The Company is still experiencing residual financial difficulties as a result of the unanticipated need to inject a considerable portion of its cash resources into the Companys wholly-owned subsidiary which operated Goldiggers casino in Deadwood, South Dakota. This was necessary to sustain operations due to the severest winter in 107 years which adversely impacted the property revenues. The winter also had severe consequences on the areas ranchers, not only the States largest industry, but one of the market areas primary sources of customers. The winter was followed by severe spring flooding in eastern South and North Dakota plus western Minnesota which are historically strong sources of summer tourism in the Black Hills where Goldiggers is located. Coupled with a reduction in the States tourism advertising budget, the results produced a poor tourist season which continued to negatively impact Goldiggers revenues. Furthermore, the local market is primarily employed in the areas gold mines and with the price of gold at an 18 year low, cutback and closures have resulted. Consequently, local residents are not frequenting the Deadwood market.



	To curtail the ongoing losses, the Companys subsidiary closed Goldiggers Hotel & Gaming Est. on January 5, 1998. The Company plans an orderly sale of Goldiggers assets which will be used to pay the secured debt and taxes. Goldiggers has accounts payable of approximately $170,000. In addition, the Company is owed approximately $415,000 by its subsidiary. A portion of the assets are slot machines which have severe restrictive rules and regulations imposed by the South Dakota Commission on Gaming as to who and how and where they can be sold. There can be no assurance that all of the assets can be sold, or if they are sold that funds received as a result of the sale of assets will be sufficient to satisfy all of the subsidiarys debt in addition to repayment to Royal Casino Group of funds loaned to sustain Goldiggers operations.



	The Company is actively seeking alternate sources of funding to sustain operations. The Company believes that funding on acceptable terms to the Company may be available although there can be no assurances that the financing currently being contemplated by the Company will come to fruition. As Goldiggers has been a drain on the Companys cash resources, the closure of the property may produce positive long term results for the Company as it pursues other gaming opportunities.



	To acquire or develop additional gaming properties the Company will require funding in varying amounts, time frames and methods corresponding to each of the gaming opportunities the Company elects to pursue. There can be no assurances that such funding will be available, or if available, on terms and conditions and within the time frames acceptable to the Company.



                 Results of Operations:

	   Goldiggers



In order to curtail losses and preserve shareholder capital, the Companys wholly-owned subsidiary, Atlantic-Pacific Corp., discontinued operations at Goldiggers Hotel & Gaming
Establishment in Deadwood, South Dakota on January 5, 1998.



Further, the buildings owner entered into an agreement to sell the building occupied by Goldiggers to a competitor of the Company after refusing to sell the building to the Company. The new owner, through his representative, informed the Company that they did not buy the building to be a landlord. Consequently, Goldiggers closed on January 5, 1998 and subsequently the Company removed all of its property from the buildings.



Management believes the downward trend in the Deadwood gaming market which coincided with the Companys arrival into the market, will continue and that revenues will continue to erode. Deadwood was the first of the new gaming jurisdictions outside of Nevada and Atlantic City. Since gaming was introduced, the market has been impacted by competition in the form of casinos in numerous States, Provinces and Indian Reservations while Deadwood remained "limited stakes gaming" restricted by a $5 betting limit. The States reluctance to allow the industry to remain competitive both in the revision of betting limits and the introduction of new games while tourism numbers in the region decrease, continues to fuel the demise of the Deadwood gaming industry.



When the Company contemplated the acquisition of Goldiggers the operation had annual revenues in excess of $2.3M yet operated at a loss. The Company identified several areas where it believed savings could be attained thereby generating a profit. The Company acquired Goldiggers in June, 1996. Cost containment measures implemented by the Company cut operating expenses
$885,000 in the most recently completed fiscal year.   However,
significant losses existed due to the widely reported severe climatic conditions that prevailed in the region throughout last Winter and Spring resulting in an overall downturn in Summer tourism. For the year Goldiggers generated over $300,000 less in revenues. Continuing downward, Goldiggers revenues for the second fiscal quarter decreased and Goldiggers sustained operating losses of $167,828. Royal Casino Group continued to provide cash injections to support the losses and sustain Goldiggers operations. Management has determined that it has fully implemented its planned cost reductions and savings programs and unfortunately believes the revenues will not return to the 1995 or 1996 levels required for the property to be profitable. The Company is the fourth publicly traded gaming company to exit the Deadwood market.



Cash flows from operations during the quarter ended January 31, 1998 were $24,215. There was no investing cash flow activity during the period. Cash flows from financing activities were limited to payments on short term notes payable in the amount of $39,218.







The Board of Directors of the Companys subsidiary company, Atlantic-Pacific Corp. has authorized its president to, if necessary, file for federal bankruptcy protection. The Company is attempting to resolve the many issues resulting from the closure of Goldiggers without the filing of a bankruptcy petition.



Planned Riverboat Casino in Southeast Missouri



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



	  The Company is awaiting the consent from the Army Corps of Engineers to dock its planned riverboat casino on land that the Company controls on the Mississippi River near the confluence of the Ohio River in Southeastern Missouri near the twin cities of Wyatt and Wilson City. The Companys engineer had a fruitful meeting with the Corps and plans a second meeting within 60 days. At this meeting it is contemplated that the Companys plans will be approved in principle and that a 30 day public notice seeking comments will be forthcoming shortly thereafter. Barring any last minute viable objections, the Company believes that the necessary permit can be granted within 120 days from the date of this filing. The Company originally applied to the Corps in April, 1996. In addition the City of Wyatt has not completed the annexation of the land controlled by the Company into the City limits.



      Royal Casino Group plans to apply for its gaming license once it has received approval from the Army Corps of Engineers and the land controlled by the Company has been annexed into the City, a requisite under the Missouri gaming statutes.



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



	Discontinued Oklahoma Racetrack Casino Project



      For several months the Company had been working towards the acquisition of Blue Ribbon Downs, an active horse racing facility located on Interstate 40 in Sallisaw, Oklahoma. In January, 1998 the Company made a proposal to acquire all of the stock in the racetracks parent company. The proposal was accepted in principle by the Board of Directors of the racetracks parent company. The offer was contingent upon the passage by referendum of an initiative which would add a new measure to the State of Oklahomas constitution approving casino gaming. The measure called for the approval of non-restricted gaming at only four sites in the state. Blue Ribbon Downs was one of the four sites. Casino gaming would be exclusive to these four sites for a period of five years. Blue Ribbon Downs would have been the only casino located directly on Interstate 40 between the Memphis, Tennessee market and Oklahoma City. The casino would have also been the closest casino to Branson, Missouri. [See: Subsequent Events]





	Additional Gaming and Related Opportunities



	  As Goldiggers has been a drain on the Companys cash resources, the closure of the property requires no further demand on the parent Companys funds and therefore should produce positive long term results for the Company as it pursues other gaming opportunities.



     The Company is currently evaluating two specific casino opportunities in areas which fit the Companys goal to acquire and manage casinos in small to mid-sized markets and will make appropriate announcements at the time the efforts prove fruitful.



    The Company is evaluating the creation of a hospitality division that would provide management services to existing hospitality venues throughout the country. The Company believes that there is currently a convergence of the hospitality and gaming industries due to the compatibility of the businesses. Gaming, being a highly regulated industry, requires considerable time for Companies and their Officers and Directors to be found suitable and licensed while the hospitality industry requires no such licensing making the opportunity to grow faster appealing to the Company. Revenues garnered from this undertaking would support the Companys ongoing cash requirements from the time of planning, acquisition and/or the development of casino opportunities through to the time those casinos begin to produce revenues. The Company believes that skilled, experienced, hospitality management will be required rather than capital to enter this arena.











Extension of the Companys Warrants



     At a Board of Directors meeting on January 19, 1998, the
Board extended the exercise date of the Companys Class B
Warrants six months, to July 26, 1998 with all other terms and conditions remaining in effect.



Stock Issuances



	In December, 1997 the Company instructed its transfer agent to issue 68,116 common shares of stock to Dalton & Mathais, the Companys outside accounting firm, as a portion of their compensation for consulting services performed for the company;
7,692 common shares in the name of Arthur Lovett for his efforts as an outside consultant assisting the Company with its EDGAR compliance filings; and, 4,217 in the name of OTR Inc. for outside services performed for the Company. All the aforementioned issuances were from the Companys active S-8 registration # 333-32415.



Legal Matters



	On October 29, 1997 the Company filed suit against Stephen Grogan in Lawrence County, South Dakota alleging a breech of the Settlement Agreement and seeking a declaratory judgment for the
remaining portion of the settlement. 	In response, Stephen
Grogan has chosen to file a counterclaim and third party complaint against the Company and its President, Jon Elliott, alleging that it was the Company, not Stephen Grogan, who breached the Agreement and seeking a determination of duties to be performed by both sides under the agreement. The Company believes the counterclaim and third party complaint is without merit. On December 18, 1997 Stephen Grogan filed for personal bankruptcy seeking Chapter 7 liquidation proceedings. However, two days prior to his filing for bankruptcy, Mr. Grogans attorney contacted the Companys transfer agent requesting that 50,000 common shares of Royal Casino Group stock issued to Stephen Grogan be transferred "immediately" out of Mr. Grogans name and into his fathers name and one other individual. The Company rejected the attempted transfer as explicitly counter to provisions contained in the Settlement Agreement.



      Conditions of the July, 1997 Settlement Agreement between Stephen Grogan and the Company called for both sides to dismiss, without prejudice, their lawsuits against each other. Mr. Grogans suit against the Company filed in Colorado was dismissed however, when the Company attempted to dismiss their lawsuit filed in South Dakota against Mr. Grogan in November, 1997, Mr. Grogan filed a motion pro se with the Court seeking to stop the Court from allowing the Company to dismiss its suit against Mr. Grogan. The Court agreed to defer dismissal 90 days.



      Subsequent to the closing of Goldiggers and as expected by the Company, several vendors have elected to assert their claims in small claims court. The Company believes these accounts will be paid once the assets of Goldiggers have been sold. [See:
Subsequent Events]





Regulatory Matters



	As is customary with the permanent closing of a casino, the South Dakota Commission on Gaming is conducting an audit of all Goldiggers gaming records from the date the property was acquired in June, 1996 through to the date of closing, January
5, 1998. The audit is ongoing at the time of the filing of this report.



	In January, 1998 the Nevada Gaming Control Board advised the Company that pursuant to its request in July, 1997 to withdraw its application for registration and licensing in Nevada as a result of its planned acquisition of the Triple J Casino in Henderson, Nevada, since discontinued, that its representative will be in Royal Casino Groups offices in late February, 1998 to review all financial reports and documents generated by Goldiggers. In addition they have requested to review related
Royal Casino Group financial information and correspondence plus corporate documentation relating to the Companys Nevada subsidiary which had been created solely to acquire the Triple J Casino. [See: Subsequent Events].



	The State of South Dakota Department of Revenue has advised the Company that they will be conducting an audit of the sales tax paid by the Companys subsidiary that operated Goldiggers. They had selected three random months for review, two of which occurred when the subsidiary was owned by Casino Magic. [See:
Subsequent Events]



	The South Dakota Commission on Gaming has requested a complete set of financial information containing departmentalized gaming revenues for the calendar year ended December 31, 1997 plus the first five days of January, 1998 on forms provided by the Commission to be completed and submitted by March 15, 1998



	On December 11, 1997 the South Dakota Commission on Gaming filed a complaint against the Company that the Company had failed to provide the Commission with a copy of its Form 10-K plus two Form 8-Ks within the required 10 day period after such documents are filed with the Securities & Exchange Commission.
In addition the complaint alleged that Royal Casino Group is two months delinquent in the payment of real estate taxes on the property occupied by Goldiggers. [See: Subsequent Events]



	Per the rules and regulations of the South Dakota Commission on Gaming, the Company has placed newspaper advertisements to run twice a week in four area newspapers from January 22, 1998 through May 15, 1998 announcing that persons in possession of Goldiggers gaming chips and tokens may redeem them for face value through May 15, 1998. The Company is compelled to purchase all outstanding chips and tokens at face value redeemed during the aforementioned period.





Repayment of Outstanding Debt



      The Company is assembling an inventory list of all Goldiggers assets. Once completed the Company will circulate the list to parties who have expressed an interest. The Company will attempt to sell the Deadwood Stage, the Companys 13-vehicle transportation system. Should the Company be unable to sell the Deadwood Stage for a price it deems acceptable, then the Company will operate the system. The system was used exclusively to bring patrons to Goldiggers and now would be used to bring patrons to the remaining Deadwood casinos. The Company will retain an auctioneer to hold an auction to sell the casinos furnishings, fixtures and equipment. The Company will attempt to sell the gaming equipment however, slot machines are regulated by the South Dakota Commission on Gaming as to who may own, who may buy and where they may be sold. The Company will list its land for sale. Proceeds will be applied to the Companys secured debt, taxes and Goldiggers accounts payable plus to repay loans to the Company. The Company believes the proceeds derived from an orderly liquidation of Goldiggers assets will be sufficient to pay all secured debt and taxes.
The Company is unsure how much of Goldiggers accounts payable together with Goldiggers loan repayment to Royal Casino Group will be made.



Equipment Rental, Overhead Reimbursement, Rent, Support Services



    The Company leases space for its corporate offices paying rent of $950 per month. The lease expires in May, 1998 at which time the Company plans to renew only half the space it currently occupies at a reduced rent. Additionally, the Companys wholly-owned subsidiary, Atlantic-Pacific, Corp. leased the three buildings on Main Street that housed Goldiggers on a five year lease with four five year options. The Company is not current with the terms of its Goldiggers lease. Since Goldiggers closed on January 5, 1998 the Company has vacated the premises.





Subsequent Events



Discontinued Oklahoma Racetrack Acquisition



	The ballot measure to add to Oklahomas Constitution to permit casino gaming at four sites, including Blue Ribbon Downs
Racetrack, was defeated in a special state election on February
10, 1998. The Companys offer was to acquire all the outstanding shares of the parent company of the racetrack should the measure pass. Since the results of the election ensured there would be no casino gaming for the foreseeable future, the Companys offer was withdrawn.



Regulatory Matters



In late February, 1998 a representative of the Nevada Gaming Control Board visited the Companys office to review information pursuant to the Companys request to withdraw its application for a Nevada Gaming license. Subsequently, the Company was informed by an agent of the



Nevada Gaming Control Board that the Companys request to withdraw has been tentatively scheduled on the agenda of the Nevada Gaming Control Boards meeting on June 3, 1998 and on the Nevada Gaming Commissions agenda at its meeting on June 25, 1998. Should both agencies grant the Companys request to withdraw, then the Company is entitled to a refund of the unused portion of the $85,000 deposited by the Company with the Nevada Gaming Control Board at the onset of their investigation into the Companys application.



On February 18, 1998 the Company entered into a Stipulation and Assurance of Voluntary Compliance with the South Dakota Commission on Gaming concerning two complaints filed by the Commission against the Company in December, 1997. The Company stated that they had provided the Commission with the securities filings and agreed to a $500 fine with the entire amount suspended on the condition that the Company have no like or similar violations for the life of its license. The Stipulation also stated that because the real estate taxes had been paid the Commission dismissed the charges without prejudice.



The Company received a letter dated February 27, 1998 from the Securities and Exchange Commission concerning an examination of certain areas of the companys Form 10-k for the fiscal year ended July 31, 1997. The Company, together with its professionals including its auditor, securities counsel and outside accountant, is in the process of addressing the issues raised in the letter and will respond in a timely manner. The Company believes all issues raised by the Commission can be answered thoroughly and to the Commissions satisfaction.



The State of South Dakota Department of Revenue has advised the Company that they will be conducting an audit of all Goldiggers sales tax related documentation for the period from November, 1994 through December, 1997. Goldiggers was owned and operated by Atlantic-Pacific Corp. which in turn was owned by Casino Magic Corp from inception through to its acquisition by Royal Casino Group in June, 1996. Per the terms of the acquisition, Casino Magic indemnified Royal Casino Group from any prior obligations arising from actions such as an outstanding sales tax obligation should one exist.



Stock Issuance



	In February, 1998 the Company instructed its transfer agent to issue 58,400 common shares of stock to Deb Berg, the former
General Manager of Goldiggers, who is providing outside consulting services to the Company subsequent to the closing of Goldiggers by assisting the Company throughout the transition period. This issuance was from the Companys active S-8 registration # 333-32415.



Repayment of Outstanding Debt



The Company is negotiating the sale of the Deadwood Stage, the transportation division of the Companys subsidiary Company, which is comprised of 13 vehicles. The business was used primarily to bring patrons to Goldiggers. The proceeds will be used to repay non-banking secured debt, taxes, a portion of Goldiggers accounts payable and a partial loan repayment to Royal Casino Group.



The Company is negotiating with its Bank to assign real property owned to the bank in return for elimination of all its secured bank debt plus cash to the Company.

An auction is scheduled to be held on March 27, 1998 to sell
Goldiggers furnishings, fixtures and equipment.



The Company is actively seeking buyers for its gaming equipment, subject to the rules and regulations of the South Dakota
Commission on Gaming.



Legal Matters



In small claims action filed in Lawrence County, South Dakota the judge, whos decision is not appealable, has entered two judgments in favor of Goldiggers vendors and against Atlantic-Pacific Corp. for monies owed by Goldiggers. However, the judge has gone on record stating that if the monies owed are not paid then he will issue a judgment against Royal Casino Group Inc., Atlantic-Pacific Corp.s parent company. Despite overwhelming evidence that Atlantic-Pacific Corp. has at all times, even during Casino Magics ownership of Atlantic-Pacific Corp., operated Goldiggers; that the leases for the premises, the W-2s issued to employees, the income tax returns and the beer and wine licenses were all issued in the name of Atlantic-Pacific Corp.; and that at no time did Royal Casino Group ever enter into any relationship with any Goldiggers vendors; the judge stated that Royal Casino Group would be held responsible. In the Companys opinion this violates the tenants of basic corporate law. However, if cases continue to appear before this judge and he continues to rule in this fashion, and further if the sale proceeds of Goldiggers assets are not sufficient to satisfy all outstanding accounts, then Royal Casino Group could, depending upon the shortfall amount, be forced to seek bankruptcy protection.



On February 9, 1998 the owner of the building which housed Goldiggers filed suit against C. Don Tyner and Reunion Corp. plus Jon Elliott, Atlantic-Pacific Corp. and Royal Casino Group Inc. for forcible entry and detainer, plus back rent and taxes, damages to the property and costs. The Company believes the allegations are totally without merit as neither Jon Elliott, Atlantic-Pacific Corp. and/or Royal Casino Group has never had any contractual relationship, lease or obligation with the
property owner.   The Company has a sub-lease with Reunion Corp.
for the premises and Reunion Corp. has a lease with the property owner. The Company has answered the complaint accordingly and is aggressively seeking to depose the property owner and subsequently have the action dismissed. Reunion Corp. has filed a $500,000 counterclaim against the property owner.





























PART II.  OTHER INFORMATION







Item 2. 	Changes in Securities



            		NONE



Item 6.	Exhibits and Reports on Form 8-K







		a.	Exhibits



			None.



Exhibits other than those listed have been omitted because they are non-existent, inapplicable or because the information is given in the financial statements of the Company.



b.	Reports on Form 8-K



		1.	Form 8-K filed January 9, 1998 stating the closing of
Goldiggers Hotel & Gaming Est.



































































SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.








                                                  ROYAL CASINO
GROUP INC.
 (Registrant)







                                       By:      /s/ Jon F.
Elliott

                                          Jon F. Elliott,
President

                                          and Chief Executive
Officer







Date: March 16, 1998





                                       By:      /s/ Larry C.
Close

                                          Larry C. Close

                                          Director, Vice
President


















































SECURITIES AND EXCHANGE COMMISSION



Washington, DC  20549



FORM 8-K



Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





Date of Report (Date of earliest event reported): January 6, 1998





  ROYAL CASINO GROUP INC.



(Exact name of registrant as specified in its charter)





            UTAH    	     	  0-10315            95-4091368

      (State or other         (Commission       (I.R.S. Employer

    jurisdiction of in-       File Number)      Identification #)

       corporation)





152 Sherman St.,  Deadwood,  SD      57732

           (Address of principal executive offices) (Zip Code)



Registrants telephone number, including area code: (605)578-1299



Total number of sequentially numbered pages :   3



Exhibit index page number:  none









































ITEM 5.	OTHER EVENTS



(i)

	In order to curtail losses and preserve shareholder capital, the Registrants wholly-owned subsidiary, Atlantic-Pacific Corp., has discontinued operations at Goldiggers Hotel & Gaming
Establishment located in Deadwood, South Dakota as of  January
6, 1998.



The Company believes the downward trend in the Deadwood gaming market which coincided with the Companys arrival into the market, will continue and that revenues will continue to erode.



When the Company contemplated the acquisition of Goldiggers the operation had annual revenues in excess of $2.3M yet operated at a loss. The Company identified several areas where it believed savings could be attained thereby generating a profit. The Company acquired Goldiggers in June, 1996. Cost containment measures implemented by the Company cut operating expenses
$885,000 in the most recently completed fiscal year.   However,
significant losses existed due to the widely reported severe climatic conditions that prevailed in the region throughout last Winter and Spring resulting in an overall downturn in Summer tourism. For the year Goldiggers generated over $300,000 less in revenues. Continuing downward, Goldiggers revenues for the first fiscal quarter decreased $194,000 year over year yet the Company was able to improve direct operating department costs
$302,000 during the same period.   Royal Casino Group continued
to provide cash injections to support the losses and sustain Goldiggers operations. The Company has determined that it has fully implemented its planned cost reductions and savings programs and unfortunately believes the revenues will not return to the 1995 or 1996 levels required for the property to be profitable. The Company is the fourth publicly traded gaming company to exit the Deadwood market.



As Goldiggers has been a drain on the Companys cash resources, the closure of the property requires no further demand on the parent Companys funds and therefore should produce positive long term results for the Company as it pursues other gaming opportunities. The Company continues to work on its planned riverboat casino entertainment development in Southeast Missouri. In addition, the Company continues to devote its energies towards two additional gaming opportunities which are in various stages of due diligence.



Royal Casino continues to own and operate the Deadwood Stage, a 13-vehicle transportation system.





















SIGNATURES





Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






     Royal Casino Group  Inc.
















          By:_ /s/  Jon F. Elliott_____


         Jon F. Elliott, President/CEO





Date:  January 9, 1998