Form 10-Q
period 1998-04-30
ROYAL CASINO GROUP INC
filed 1998-06-15
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549



FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934





For the Quarter ended April 30, 1998



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

       (Registrant=s telephone number)       (Registrant=s fax
number)





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



As of April 30, 1998 5,519,640 shares of registrant=s $0.001 par value common stock were outstanding.



















ROYAL CASINO GROUP INC.



INDEX




Page


Number







PART l.   FINANCIAL INFORMATION



Item 1    Consolidated Financial Statements



Balance Sheet

as of April 30, 1998                                3



Statement of Operations

as of April 30, 1998                                5



Statement of Cash Flows

as of April 30, 1998                                6



Notes to Financial Statements      	                7



Item 2    Management's Discussion and Analysis of

          Financial Condition and Results of Operations         8



PART ll   OTHER INFORMATION



Item 2.   Change in Securities                                 19



Item 6.   Exhibits and Reports on Form 8-K                     19























ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS





ASSETS                                      April 30,1998   July
31,1997



Current Assets

     Cash and cash equivalents                $ 79,781
77,609

     Accounts Receivable                        12,969
5,135

     Inventories
32,927

     Accrued Revenues                            2,115


     Other Receivables                          66,314


     Prepaid expenses
347,998



       Total Current Assets                  $ 161,179
$463,669





Fixed Assets

     Property and equipment (cost)           $ 112,896
$2,277,685

     (Accumulated Depreciation)             (   16,375)



       Total Fixed Assets                    $  96,521
$2,277,685





Other Assets

     Land Option                             $  75,000     $
114,116

     Employee Advance                           18,000



       Total Other Assets                    $  93,000     $
114,116





       TOTAL ASSETS                        $   350,700    $
2,855,470

















































ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS







LIABILITIES & EQUITY                        April 30,1998   July
31,1997





Current Liabilities

     Notes payable                         $                $
324,296

     Accounts Payable                          145,677
370,954

     Accrued liabilities

       Accrued payroll and

         benefits                              180,500

     Other liabilities                          44,606

     Net liabilities of discontinued

       operation (see Basis of Present

       ation Page 7)                           209,303



     TOTAL CURRENT LIABILITIES             $   580,086
932,158



Long Term Liabilities

     Capital Leases                        $         0
44,674



     TOTAL LIABILITIES                         580,086
976,832



Equity

     Preferred Stock, 100,000,000

       authorized; 1,100,000 Series A

       convertible shares issued and

       outstanding                         $     1,100
1,100

     Common Stock, $0.001 par, 150,000,000

       shares authorized; 5,519,640 issued

       and outstanding          	       $     5,520
5,164

     Additional Paid in Capital              5,675,526
5,573,089



     Accumulated deficit                    (5,911,532)
(3,700,715)



     TOTAL EQUITY                           (  229,386)
1,878,638



TOTAL LIABILITIES & EQUITY	             $   350,700
$2,855,470

























ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS



                                      April 30, 1998   July 31,
1997



REVENUES

     Casino			                                  $ 1,114,131

     Food & Beverage
477,437

     Room
142,933

     Other
213,152



     Less Promotional Allowances                            (
162,520)



       NET REVENUES
1,785,133



COSTS & EXPENSES

     Selling, General & Admin.               82,666
2,942,382

     Depreciation/Amortization                5,542
326,422

                                             88,208
(1,483,671)



OTHER (INCOME) EXPENSE

     Interest Income                            395
12,502

     Interest Expense                                       (
10,034)

     Unrealized Gain(Loss)

     Realized Gain (Loss)                       464

     Other Expense                                          (
70,944)

     Loss on Abandoned Projects                             (
296,172)



                                                859         (
364,648)



LOSS FROM CONTINUING OPERATIONS

BEFORE INCOME TAXES                      (   87,349)
(1,848,319)

INCOME TAX PROVISION
100



LOSS FROM CONTINUING OPERATIONS          (   87,349)
(1,848,419)



Discontinued Operations:

GAIN ON DISPOSAL OF

DISCONTINUED SUBSIDIARY            (   16,283)







NET LOSS                                 (   71,066)
(1,848,419)





Basic & Diluted Loss Per Share

  Quarter ended 4/30/98 from Continuing Operations: $.017

Basic & Diluted Gain Per Share

  Quarter ended 4/30/98 from Discontinued Operations: $.003

Basic & Diluted Loss Per Share

  Quarter ended 4/30/98 Per Share $.014

                ROYAL CASINO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS



QUARTER ENDED April 30, 1998





Cash Flows from Operating Activities:

      Net Loss from Continuing Operations           $ (   87,349)

      Net Gain from Discontinued Operations               16,283

      Non-Cash Items in Net Loss

   Depreciation & Amortization                       5,542

         Issuance of stock for Services Rendered           9,810

         Adj. of Fixed Assets of Discontinued

           Operation to net realizable value             250,098





      (Increase)Decrease in:

         Prepaid Expenses & Other Current Assets          38,306

         Accounts Receivable                         (    12,969)

         Inventories                                      15,154

         Other Assets                                    115,074

      Increase(Decrease)in:

         Accounts Payable                            (   204,018)

         Accrued Liabilities                         (   166,333)



-----------



      Net Cash Used in Operating Activities:         (    20,402)



Cash Flows from Investing Activities:

         Liquidation of Fixed Assets                     336,246

                                                      -----------



      Net Cash Provided from in Investing Activities:    336,246



Cash Flows from Financing Activities:

      Payments on Notes Payable                      (   251,066)



                                                      -----------

      Net Cash Used in Financing Activities          (
251,066)


Net Increase(Decrease) in Cash and Cash Equivalents       64,778



Cash and Cash Equivalents, Beginning Period          $    15,003

                                                      -----------

Cash and Cash Equivalents, End of Period             $    79,781











ROYAL CASINO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED April 30, 1998



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES







Basis of Presentation



The accompanying interim financial statements of Royal Casino Group Inc. ("The Company") are unaudited; however, in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items.



Due to the fact that the Company's single source of revenue, Goldiggers Hotel & Gaming Est. closed on January 5, 1998 operating results for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1997 and the notes thereto, included in the Company's annual report on Form 10-K.













































Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



General Financial Condition



	The Company is still experiencing residual financial difficulties as a result of the unanticipated need to inject a considerable portion of its cash resources to sustain operations into the Company's wholly-owned subsidiary which operated
Goldiggers casino in Deadwood, South Dakota.



	To curtail the ongoing losses, the Company's subsidiary closed Goldiggers Hotel & Gaming Est. on January 5, 1998. Since the closing the Company has been conducting an orderly sale of Goldiggers assets which are being used to pay Goldiggers debts.
As of the January 5, 1998 closing date, Goldiggers owed trade debt of approximately $197,000; back rent and property taxes of approximately $215,000; lines of credit and bank debt of approximately $195,000 and a short term note of approximately
$32,000 totaling approximately $640,000.  In addition, Royal
Casino Group is owed approximately $415,000 by its subsidiary.
A portion of the assets are slot machines which have severe restrictive rules and regulations imposed by the South Dakota
Commission on Gaming as to who and how and where they can be sold. There can be no assurance that all of the assets can be sold, or if they are sold that funds received as a result of the sale of assets will be sufficient to satisfy all of the subsidiary's debt in addition to repayment to Royal Casino Group of funds loaned to sustain Goldiggers' operations.



	Throughout the quarter the company has sold Deadwood Stage, the Company's transportation system; caused an auction of Goldiggers' furniture, fixtures and equipment; sold the Company's real estate and systematically disposed of other
Goldiggers' assets. The proceeds repaid the company's bank in full, including all interest through to the date of repayment, plus repaid the short term note in full. On April 15, 1998
Goldiggers sent a letter to the majority of Goldiggers' trade creditors offering a settlement in full of 20% of the amount owed. The vast majority of creditors accepted prior to the deadline of April 30, 1998. Further, in February the Company negotiated a full release in perpetuity of Goldiggers' back rent and property taxes.



	Due to the fact that the State of South Dakota's Public Utilities Commission has done away with issuing Class A and Class B licenses to bus transportation companies as it had in the past, the value of $100,000 carried on Goldiggers books attributed to Deadwood Stage for these licenses was written off. Ergo, when Deadwood Stage was sold to a third party, the Company was not able to sell nor recoup the value of the Class A and B licenses. Further, Goldiggers' slot machines were carried on the books at a value of $3,500 each, a traditionally accepted figure for used slot machines. However, the bottom has fallen out of the market for used slot machines without embedded bill acceptors. The reasons attributed for the drastic decrease in the current market value are: the closing down of South African gaming; a large quantity of used machines on the market; the auctioning of thousands of slot machines from the Sands Hotel in Las Vegas when it closed last year; and, the demand for newer slot machines with embedded bill acceptors. The Company repeatedly turned down offers of $500 per machine. With over 80 slot machines for sale, the Company had to reduce its estimated liquidation value by over $250,000. Additionally, Goldiggers paid an annual device fee of $2,000 per slot machine each July 1st to the South Dakota Commission on Gaming. With Goldiggers closing on January 5, 1998, virtually one-half of the 90 device fees, equating to $90,000, carried on the books as an asset were written off. These write-offs resulted in a reduction of approximately $440,000 less in cash received by the Company for these assets.



	Despite these set-backs as of the end of this fiscal quarter the Company has been able to reduce its non-affiliate related indebtedness from approximately $640,000 to $129,000. The
Company believes that it will continue to reduce its indebtedness throughout the next fiscal quarter. Goldiggers indebtedness to Royal Casino Group has been reduced to approximately $42,000.



	A federal tax lien in the amount of $15,740.35 was filed with the appropriate South Dakota regulatory bodies on March 2, 1998 and was paid in full by the Company by March 30, 1998. In a letter of explanation to the Company, the revenue officer wrote that she had received information that Goldiggers was closed and the assets were for sale. Therefore she filed the lien to protect the government's interest. A Certificate of release of Federal Tax Lien was recorded by the appropriate South Dakota regulatory agencies on April 15, 1998.



	The Company is actively seeking alternate sources of funding to sustain operations. The Company believes that funding on acceptable terms to the Company may be available although there can be no assurances that the financing currently being contemplated by the Company will come to fruition. As
Goldigger's has been a drain on the Company's cash resources, the closure of the property may produce positive long term results for the Company as it pursues other gaming and non-gaming opportunities.



	To acquire or develop additional gaming properties the Company will require funding in varying amounts, time frames and methods corresponding to each of the gaming opportunities the Company
elects to pursue. 	There can be no assurances that such funding
will be available, or if available, on terms and conditions and within the time frames acceptable to the Company.









 Results of Operations:



Goldiggers



In order to curtail losses and preserve shareholder capital, the Company's wholly-owned subsidiary, Atlantic-Pacific Corp., discontinued operations at Goldiggers Hotel & Gaming Establishment in Deadwood, South Dakota on January 5, 1998. The Company completed its move-out from the premises and removed all its furniture, fixtures and equipment by February 7, 1998.



Management believes the downward trend in the Deadwood gaming market which coincided with the Company's arrival into the market, will continue and that revenues will continue to erode. Deadwood was the first of the new gaming jurisdictions outside of Nevada and Atlantic City. Since gaming was introduced, the market has been impacted by competition in the form of casinos in numerous States, Provinces and Indian Reservations while Deadwood remained `limited stakes gaming' restricted by a $5 betting limit. The State's reluctance to allow the industry to remain competitive both in the revision of betting limits and the introduction of new games, while tourism numbers in the region decrease, continues to fuel the demise of the Deadwood gaming industry.



The Company is the fifth publicly traded gaming company to exit the Deadwood market.



Although the Board of Directors of the Company's subsidiary company, Atlantic-Pacific Corp., has authorized its president to file for federal bankruptcy protection, the Company is resolving many of the issues resulting from the closure of Goldiggers and therefore feels that it will not be necessary to file for bankruptcy.



     To conform to the regulations of the South Dakota
Commission on    Gaming, specifically, the section applicable to
the ownership of slot machines by licensed entities, Royal Casino Group acquired the slot machines owned by the Company's subsidiary, Atlantic-Pacific Corp. for the amount carried on Atlantic-Pacific's books which was $73,000. This amount was deducted from the amount Atlantic-Pacific owed Royal Casino Group.



     As South Dakota Video Lottery Regulations restrict the ownership of video lottery machines (VLT's) to persons or entities of which 50% or more are residents of South Dakota, Royal Casino Group was not able to own the 10 VLT's operational in Goldiggers at the time the Company acquired Goldiggers from Casino Magic. The Company sold the machines to Goldiggers' General Manager and leased them back from her resulting in 99% of the revenue accruing to the benefit of Goldiggers. The agreement called for modest annual lease payments with a balloon payment at the end of the fifth year from the date of acquisition. Due to the closing of Goldiggers, Atlantic-Pacific would have no location to operate the machines. Consequently, Atlantic-Pacific completed the purchase of the VLT's to Goldiggers' former General Manager for $2,000 and released her from further purchase obligation. Prior to completing the sale to Goldiggers' former General Manager, the machines were offered at public auction and did not attract a bid of $2,000.





Planned Riverboat Casino in Southeast Missouri



	  The Company is awaiting the consent from the Army Corps of Engineers to dock its planned riverboat casino on land that the Company controls on the Mississippi River near the confluence of the Ohio River in Southeastern Missouri near the twin cities of Wyatt and Wilson City. The Company's engineer has a meeting scheduled with the Corps for May 8, 1998. At this meeting it is contemplated that the Company's plans will be approved in principle and that a 30 day public notice seeking comments will
be forthcoming shortly thereafter.   [See: Subsequent Events]
Barring any last minute viable objections, the Company believes that the necessary permit can be granted within 120 days from the date of this filing. The Company originally applied to the Corps in April, 1996. In addition, the City of Wyatt has not completed the annexation of the land controlled by the Company into the City limits.



      Royal Casino Group plans to apply for its gaming license once it has received the docking permit from the Army Corps of Engineers and the land controlled by the Company has been annexed into the City, a requisite under the Missouri gaming statutes.



	  Royal plans to submit a complete package comprised of an exclusive 25-year definitive agreement with the host city; sufficient land to adequately develop the Riverboat Casino Entertainment Center; governmental and regulatory docking approval on its site; preliminary architectural drawings; an available, suitable riverboat together with demonstrable financing capabilities. Licensing is solely at the discretion of the Missouri Gaming Commission and there can be no assurances that Royal will gain approval.



	Discontinued Oklahoma Racetrack Casino Project



      For several months the Company had been working towards the acquisition of Blue Ribbon Downs, an active horse racing facility located on Interstate 40 in Sallisaw, Oklahoma. In January, 1998 the Company made a proposal to acquire all of the stock in the racetrack's parent company. The proposal was accepted in principle by the Board of Directors of the racetrack's parent company. The offer was contingent upon the passage by referendum of an initiative which would add a new measure to the State of Oklahoma's constitution approving casino gaming. The measure called for the approval of non-restricted gaming at only four sites in the state. Blue Ribbon Downs was one of the four sites. Casino gaming would be exclusive to these four sites for a period of five years. Blue Ribbon Downs would have been the only casino located directly on Interstate 40 between the Memphis, Tennessee market and Oklahoma City. The casino would have also been the closest casino to Branson, Missouri. The aforementioned ballot measure was defeated in a special state election on February 10, 1998. Pursuant to the terms of the Company's offer to acquire all the outstanding shares of the parent company of the racetrack, since the results of the election ensured there would be no casino gaming for the foreseeable future, the Company's offer was withdrawn.



	Gaming Opportunities



	  As Goldiggers has been a drain on the Company's cash resources, the closure of the property requires no further demand on the parent Company's funds and therefore should produce positive long term results for the Company as it pursues other gaming opportunities.





    The Company is currently evaluating two specific gaming opportunities and will make appropriate announcements should the efforts prove fruitful.



    Throughout the last two quarters the Company evaluated the creation of a hospitality division that would provide management services to existing hospitality venues throughout the country. The Company believed that there was a convergence of the hospitality and gaming industries due to the compatibility of the businesses. The evaluation yielded a decision not to enter into the hospitality arena due primarily to considerable, established competition having more financial strength than the company.





Board Matters



	On March 30, 1998 Larry Close, the Company's Vice President of Gaming, Secretary and a Director and an Officer, Director and secretary of the Company's subsidiary companies resigned from all the aforementioned positions. Mr. Close stated in his resignation letter to the Company's President and Chief
Executive Officer that his resignation was in order to pursue other employment opportunities. Further, Mr. Close stated that he did not believe it would be in the best interests of the Company for him to retain these positions while actively seeking employment opportunities outside the Company. The Company acknowledged Mr. Close's contributions to the Company due to his 25 years of experience in the gaming industry and wish him the very best in the future. This move was expected by the Company as Mr. Close had not received his salary since June, 1997 due to the Company's application of funds to sustain operations rather than paying executive salaries, and Mr. Close's move back to Reno from Deadwood in September, 1997.





Stock Issuances



	In February, 1998 the Company instructed its transfer agent to issue 58,400 common shares of stock to Deb Berg, the former
General Manager of Goldiggers, who is providing outside consulting services to the Company subsequent to the closing of Goldiggers by assisting the Company throughout the transition period. On April 7, 1998 the Company instructed its transfer agent to issue 23,100 common shares to David Addison, an attorney who had performed services for the Company. These issuances were from the Company's active S-8 registration #
333-32415. On April 24, 1998 the Company instructed its transfer agent to issue 5,000 common shares to Dan French for consulting services related to engineering for the Company's planned riverboat casino development near Wyatt, Missouri. This issuance was from the Company's active S-8 registration #
33-4786.



Legal Matters



	On October 29, 1997 the Company filed suit against Stephen Grogan in Lawrence County, South Dakota alleging a breach of the July, 1997 Settlement Agreement and seeking a declaratory judgment for the remaining portion of the settlement. On
December 18, 1997 Stephen Grogan filed for personal bankruptcy seeking Chapter 7 liquidation proceedings. On April 22, 1998 the US Bankruptcy Court entered a discharge of debtor in this matter.



      Conditions of the Settlement Agreement between Stephen Grogan and the Company called for both sides to dismiss, without prejudice, their lawsuits against each other. Mr. Grogan's suit against the Company filed in Colorado was dismissed however, when the Company attempted to dismiss their lawsuit filed in South Dakota against Mr. Grogan in November, 1997, Mr. Grogan filed a motion pro se with the Court seeking to stop the Court from allowing the Company to dismiss its suit against Mr. Grogan. The Court agreed to defer dismissal 90 days. The Company believes that the action taken by the US Bankruptcy Court ends this action.



      Subsequent to the closing of Goldiggers and as anticipated by the Company and reported in the Company's January, 1998 Form 10-Q, several vendors elected to assert their claims in small claims court. The Company has satisfied all but two judgments totaling less than $1,500 as of the end of this fiscal quarter. The Company has two small claims suits pending and if judgment is entered the amounts total less than $2,700. [See: Subsequent Events]



	On February 9, 1998 the owner of the building which housed Goldiggers filed suit against C. Don Tyner and Reunion Corp.
plus Jon Elliott, Atlantic-Pacific Corp. and Royal Casino Group Inc. seeking among other things, back rent and property taxes.
The Company's attorneys deposed the property owner who admitted that he never had a contractual written nor oral agreement with any of Jon Elliott, Atlantic-Pacific Corp. and Royal Casino
Group Inc. and that actually Atlantic-Pacific, the Company's wholly-owned subsidiary, was a sub-lessee of his tenant, Reunion Corp. Subsequently, on April 7, 1998 the property owner dismissed all actions against Jon Elliott, Atlantic-Pacific
Corp. and Royal Casino Group Inc. with prejudice and without any costs to the defendants.





Regulatory Matters



	As is customary with the permanent closing of a casino, the South Dakota Commission on Gaming is conducting an audit of all Goldiggers gaming records from the date the property was acquired in June, 1996 through to the date of closing, January
5, 1998. The audit is ongoing at the time of the filing of this report, however the Company has been informally informed by an agent of the Commission that the Company is due a refund of an undetermined amount.



	In January, 1998 the Nevada Gaming Control Board advised the Company that pursuant to its request in July, 1997 to withdraw its application for registration and licensing in Nevada as a result of its planned acquisition of the Triple J Casino in Henderson, Nevada, since discontinued, its agent would need to re-visit Royal Casino Group's offices in late February, 1998 to review all financial reports and documents generated by Goldiggers. In addition, the agent requested to review related Royal Casino Group financial information and correspondence plus corporate documentation relating to the Company's Nevada subsidiary which had been created solely to acquire the Triple J Casino. Subsequently, the Company was informed by an agent of the Nevada Gaming Control Board that the Company's request to withdraw has been tentatively scheduled on the agenda of the Nevada Gaming Control Board's meeting on June 3, 1998 and on the Nevada Gaming Commission's agenda at its meeting on June 25, 1998. Should both agencies grant the Company's request to withdraw, then the Company is entitled to a refund of the unused portion of the $85,000 deposited by the Company with the Nevada Gaming Control Board at the onset of their investigation into the Company's application. [See: Subsequent Events].



	In January, 1998 the State of South Dakota Department of Revenue began conducting an audit of the sales and use tax paid by the Company's subsidiary that operated Goldiggers. They selected three random months for review, two of which occurred when the subsidiary was owned by Casino Magic. Based upon their findings they expanded their audit to cover the period from November, 1994 through December, 1997. The majority of this time Goldiggers was owned and operated by Casino Magic. Subsequently, the Company was informed that it subsidiary company owed approximately $12,000 in unpaid sales tax, use tax and interest. The Company is in the process of researching and gathering related information that the Company believes will drastically reduce this amount. The company has been hampered in its efforts to locate the support documents due to the closing of the business and the relocation of the historical files, some of which are in the possession of the South Dakota Commission on Gaming for the purpose of conducting their audit. Goldiggers was owned and operated by Atlantic-Pacific Corp. which in turn was owned by Casino Magic Corp. from inception through to its acquisition by Royal Casino Group in June, 1996. Per the terms of the acquisition, Casino Magic indemnified Royal Casino Group from any prior obligations arising from actions such as an outstanding sales or use tax obligation should one
exist.	[See: Subsequent Events]



	In a letter to the Company dated February 27, 1998, the Securities & Exchange Commission made comments based upon an examination restricted solely to considerations of the Financial Statements, Management's Discussion and Analysis and Selected Financial Data incorporated in the Company's Form 10-K for the year ended July, 31, 1997 and the Form 10-Q for the quarter ended October 31, 1997. Commission staff made comments and requested an amendment and answer within 10 business days from the date of the letter. Although the company believes that it can adequately address all the issues raised to the satisfaction of the Commission, to do so involves time, research and coordinated input from three of the Company's professionals, specifically; the Company's outside accounting firm, the Company's independent accounting firm and the Company's corporate securities counsel, all of whom are located in the greater Los Angeles, California area. As the letter was received in the middle of `tax season', the accounting professionals were hampered in their efforts to adequately research and respond within the time frame requested by the Commission. The Company provided an update in a letter to the Commission on March 11, 1998 and hopes to fully respond to the Commission in the near future.



	The Company adhered to the South Dakota Commission on Gaming's request and completed and filed on time by March 15, 1998, a complete set of financial information containing departmentalized gaming revenues for the calendar year ended
December 31, 1997 plus the first five days of January, 1998 on forms provided by the Commission.



	In December, 1997 the South Dakota Commission on Gaming filed a complaint against the Company stating that the Company had failed to provide the Commission with a copy of its Form 10-K plus two Form 8-K's within the required 10 day period after such documents are filed with the Securities & Exchange Commission.
In addition, the complaint alleged that Royal Casino Group is two months delinquent in the payment of real estate taxes on the property occupied by Goldiggers. The Commission was made aware that the real estate taxes that were the subject of this complaint had been paid. On February 18, 1998 the Company entered into a Stipulation and Assurance of Voluntary Compliance with the South Dakota Commission on Gaming concerning these two complaints. The Company stated that they had provided the Commission with the securities filings and agreed to a $500 fine with the entire amount suspended on the condition that the Company have no like or similar violations for the life of its license. The Stipulation also stated that because the real estate taxes had been paid, the Commission dismissed the complaint.



	Per the rules and regulations of the South Dakota Commission on Gaming, the Company has placed newspaper advertisements to run twice a week in four area newspapers from January 22, 1998 through May 15, 1998 announcing that persons in possession of Goldiggers gaming chips and tokens may redeem them for face value through May 15, 1998. The Company is compelled to purchase all outstanding chips and tokens at face value redeemed during the aforementioned period. Through the end of this fiscal quarter, the Company had purchased $1,164. [See:
Subsequent Events]



	Post-closing of Goldiggers, Atlantic-Pacific Corp. underwent a workman's compensation audit, which is standard procedure when a company ceases business. The results were a refund to Goldiggers in the amount of $14,043.



      On April 13, 1998 the Executive Secretary of the South Dakota Commission on Gaming ("SDCG") filed a two-count complaint alleging that on April 13, 1998 there were four small claims judgments against Royal Casino Group and/or Goldiggers Hotel & Gaming totaling approximately $7,500 & further on April 13, 1998 there existed an IRS tax lien entered against Royal Casino Group and/or Goldiggers in the amount of approximately $15,740. Further, that the Commission had scheduled a hearing on these matters with the stated purpose to consider a revocation of the gaming licenses of Royal Casino Group and Goldiggers. The Company believed this to be very grave action proposed to be taken by the SDCG with potentially severe repercussions to the Company. A gaming license in any recognized jurisdiction comes only after extensive and invasive background and suitability checks have been performed on the Company, its Officers, Directors and significant shareholders to the satisfaction of the appropriate gaming commission. As such a gaming license is considered a privilege. Royal Casino Group together with its Officers and Directors had undergone a thorough investigation by the SDCG prior to receiving its gaming license. On April 20, 1998 and in a subsequent letter re-capping the conversation on April 21, 1998, Jon Elliott, the President & CEO of Royal Casino Group and the President of Atlantic-Pacific Corp., Royal's wholly-owned subsidiary that owned and operated Goldiggers, informed the SDCG's Executive Secretary, Larry Eliason, that:

1) on March 24, 1998 the SDCG was informed in writing by the Company's legal counsel that an IRS lien had been filed and the reasons for the filing. Further, on March 31, 1998 the SDGC was notified in writing by the Company's legal counsel that the tax lien was paid in full. This notification was given to the SDCG two weeks before the date the complaint was filed.

2) 	of the judgments listed, only one in the amount of $751.57
had yet to be satisfied and that was due to the fact that the Company was unable to contact the creditor despite several attempts via telephone and letters.

3) 	there were two pending small claims actions totaling over
$6,600 that had been resolved before they became judgments.

4) 	that the Company's legal counsel had sent the SDCG over 25
separate letters in the two month period from the end of January, 1998 until the end of March, 1998 keeping the commission appraised of every small claims action and all other legal issues concerning the closing of Goldiggers. In fact, the original letter advised the SDCG that due to the closing of Goldiggers, the Company expected to be deluged with small claims actions as creditors move to protect their interests and that this action is standard in these circumstances.

5) 	that the Company had been advised by professionals to seek
bankruptcy protection for its subsidiary, but that the Company had chosen to use its best efforts to seek an orderly liquidation of Goldiggers' assets to satisfy its creditors.
Further, that the company had been successful to date in its efforts and that it believed it had staved off bankruptcy.

6) 	that because there was only one outstanding judgment
totaling the small amount of $751.57 the Executive Secretary, Larry Eliason, was asked to reconsider the need to have a public hearing to take the severe measures of revoking the Companies' gaming licenses.

The Executive Secretary, Larry Eliason, in a letter to the Company dated April 27, 1998 refused to do away with the hearing despite being aware of the aforementioned facts. As the Company's legal counsel was appearing before the SDCG concerning an unrelated matter and in the SDCG's notice of the hearing the SDCG had stated that this was to be an adversarial hearing, the Company's counsel notified the Company that he had a conflict and would not be able to appear on the Company's behalf at this hearing. The Company wrote Larry Eliason on April 29, 1998 advising him that the Company's legal counsel, who had represented the company since early 1996 and in all matters between the Company and the SDCG, would be unable to represent the Company at the hearing and since Mr. Eliason would not do away with the need for the public hearing, the Company requested a postponement of the hearing to allow the Company to be represented by its long-standing counsel. The letter went on to say if Mr. Eliason would not even agree to a postponement, the retention of a new lawyer would most certainly require a retainer, using monies the Company had dedicated to the repayment of Goldiggers' creditors. After he personally confirmed with the Company's legal counsel that he would be unable to represent the Company and receiving an explanation of the conflict, the Executive Secretary, Larry Eliason, wrote the Company in a letter dated April 28, (sic) 1998 denying the Company's request for a postponement of the public hearing. [See: Subsequent Events]





Equipment Rental, Overhead Reimbursement, Rent, Support Services



    The Company's lease for its corporate headquarters' office space expired in April. The Company has entered into a new one year lease utilizing approximately half the space previously occupied at a reduced rental of $400 per month.



	Additionally, the Company's wholly-owned subsidiary, Atlantic-Pacific, Corp. leased three buildings on Main Street that housed Goldiggers on a five year lease with four five year options. The Company has negotiated a complete release in perpetuity of all its past and future obligations pursuant to this lease.



Subsequent Events



Planned Riverboat Casino in Southeast Missouri



	The Company's engineer met with representatives of the Army Corps of Engineers on May 8, 1998 at the Corps office where he presented the revised drawings per the earlier meeting. The
Corps indicated to the engineer that the revised plans addressed all previous Corps concerns and issues and that the Corps would be issuing a 30 day public notice in the near future. The issuing of a public notice is the next step towards the issuance of a docking permit permitting the Company's riverboat from docking on the Mississippi River. There is still no guarantee that the requested 404 docking permit will be issued. Further, there is no certainty that the Missouri Gaming Commission will select Royal Casino Group's application for a gaming license once it is submitted.



	Stock Issuances



		On June 1, 1998 the Company asked its transfer agent to issue 12,890 common shares for consulting services performed in connection with the Company's planned riverboat casino development near Wyatt, Missouri. This issuance was from the Company's active S-8 registration # 333-32415.



	Regulatory Matters



		South Dakota Commission on Gaming Dismissal of Complaint



		 In the matter of the SDCG's April 13, 1998 complaint, at the end of this fiscal quarter the Company was informed by the SDCG's Executive Secretary, Larry Eliason that he would not do away with the public hearing nor would he grant an postponement of the hearing totally cognizant of the fact the Company's legal counsel was unable to represent the Company due to a conflict.
The Company was adamant about protecting its rights and its gaming licenses and was therefore forced by Larry Eliason, the SDCG's Executive Secretary, to retain a new legal counsel to defend what was obviously malicious and selective enforcement on Mr. Eliason's part. The Company's new lawyer required a retainer causing the Company to use funds that otherwise would have gone to pay creditors. This new lawyer informed the attorney for the SDCG that if they did not dismiss the complaints with prejudice, he would embarrass the SDCG by putting the Executive Secretary, Larry Eliason and the Director of Enforcement, Stan Triplett on the witness stand and demanding that they testify as to how many gaming licenses have ever been revoked and if any, how many had ever been revoked for a small claims judgment. He knew the answer was none. Further, he advised counsel he would put the Clerk of Courts on the stand and ask her to research each and every small claims judgment against every holder of a South Dakota Gaming License dating back to 1990 and after every one ask Larry Eliason, the Executive Secretary, why a complaint and a revocation hearing was never taken against that license holder. It was clear from the response that never had the SDCG filed a complaint seeking license revocation against any holder of a gaming license for having a small claims judgment. The Company asked the member of the legislature together with the state senator for the area to attend the Commission hearing on the Company's behalf which they did. At the public hearing on May 8, 1998 the SDCG voluntarily dismissed both complaints without a hearing and with prejudice.



		Nevada Gaming Control Board Meeting



	On June 3, 1998 the Company appeared with both corporate counsel and Nevada gaming counsel before the Nevada Gaming Control Board seeking permission to withdraw the Company's application for a Nevada gaming license. The Company originally applied for a gaming license in April, 1997 in connection with its proposed purchase of the Triple J Casino in Henderson, Nevada. In July, 1997 the Company paid the Nevada Gaming Commission $85,000 to be applied to the cost of investigation.
  Agents of the Commission commenced the investigation of Royal Casino Group and its Officers and Directors in July, 1997. At the end of July, 1997 the Company wrote to the Commission seeking to withdraw its application. The Nevada Gaming Control Board voted unanimously to grant the Company's request to withdraw their applications without prejudice.







	South Dakota Department of Revenue Audit



As of the date of the filing of this report, the South Dakota Department of Revenue has reduced the amount it claims is owed by Goldiggers for sales and use tax plus interest for the periods from November, 1994 through to and including December, 1997 from $12,000 to approximately $3,000. The Company believes as it continues to research its records that there will be additional reductions in the aforementioned amount.





	Chip & Token Redemption



Per the rules and regulations of the South Dakota Commission on Gaming the date set for the expiration of Goldiggers' obligation to redeem at face value all chips and tokens presented was May 15, 1998. The total amount redeemed for the four month period was $1,216.







Board Matters



 	At a Board Meeting on May 5, 1998 and specifically to strengthen the Company's balance sheet by reducing the Company's outstanding debt to better position the Company to attract financing, Jon Elliott the Company's President & CEO, agreed to exchange the money owed to him per his employment agreement for restricted common shares. Mr. Elliott has not received any salary nor any remuneration from the Company from June 1, 1997 through the end of this filing period, April 30, 1998. His salary has been accrued. Through January 31, 1998 the Company owed Mr. Elliott $125,833.29. On May 5, 1998 the common shares of the Company had a bid price of $0.08. Due to the fact the shares are restricted shares pursuant to Rule 144 of the Securities & Exchange Commission, and primarily due to the volatility and drastic drop in the price of the Company's common shares; from $0.53 at the end of the Company's fiscal year on July 31, 1997, to $0.31 at the end of the current year's first fiscal quarter on October 31, 1997, to $0.13 at the end of the current year's second fiscal quarter on January 30, 1998 to $0.10 at the end of the current fiscal quarter on April 30, 1998, the stock issued to Mr. Elliott was issued at a discount to the then current bid price. Therefore 3,145,832 shares calculated at $0.04 per share were issued to Mr. Elliott.





Repayment of Outstanding Debt



The Company continues to work towards the repayment of Goldiggers debt. When Goldiggers closed on January 5, 1998 outstanding debt was approximately $640,000 not including monies advanced and owed to Royal Casino Group. As of the date of this filing the remaining amount owed is approximately $60,000.





Legal Matters



	The Company was successful in causing two small claims actions to be dismissed. All judgments except one totaling less than $700 have been satisfied. There are two remaining small claims actions pending with the combined amount claimed in both actions totaling less than $2,700.























































PART II.  OTHER INFORMATION









Item 2. 	Changes in Securities



            		NONE



Item 6.	Exhibits and Reports on Form 8-K







		a.	Exhibits



			Resignation letter of Larry Close



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







Date: June 12, 1997