Form 10-Q/A
period 1998-04-30
ROYAL CASINO GROUP INC
filed 1998-08-11
CIK 352912

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











[ARTICLE] 5

[LEGEND]

This schedule contains interim summary financial information extracted from the Consolidated Balance Sheets and Statement of Operations of Royal Casino Group for the quarter ended April 30,
1998, which statements have been compiled by management.

[/LEGEND]

[MULTIPLIER] 1



[PERIOD-TYPE]	3-MOS	10-Q

[FISCAL-YEAR-END]	JUL-31-1997

[PERIOD-START]	Feb-01-1998

[PERIOD-END]	Apr-30-1998

[CASH]	     79,781

[SECURITIES]	          0

[RECEIVABLES]	     12,969

[ALLOWANCES]    	          0

[INVENTORY]	          0

[CURRENT-ASSETS]                  161,179



[PP&E]	    112,896

[DEPRECIATION]	     16,375

[TOTAL-ASSETS]                    350,700

[CURRENT-LIABILITIES]	          580,086

[BONDS]                                 0

[PREFERRED-MANDATORY]	          0

[PREFERRED]	      1,100

[COMMON]	  5,681,046

[OTHER-SE]			          0

[TOTAL-LIABILITY-AND-EQUITY]	    350,700

[SALES]	          0

[TOTAL-REVENUES]	          0

[CGS]     	                0

[TOTAL-COSTS]

[OTHER-EXPENSES]                   88,208



[LOSS-PROVISION]

[INTEREST-EXPENSE]	          0

[INCOME-PRETAX]	    (87,349)

[INCOME-TAX]		          0

[INCOME-CONTINUING]               (87,349)

[DISCONTINUED]	     16,283

[EXTRAORDINARY]	          0

[CHANGES]  			          0

[NET-INCOME]	    (71,066)

[EPS-PRIMARY]	      (.014)

[EPS-DILUTED]	      (.014)