Form 10-K
period 1998-07-31
E COMMERCE WEST CORP
filed 1998-11-17
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549



FORM 10-K



 Annual Report Pursuant to Section 13 or 15(d) of the

  Securities Exchange Act of 1934



 For the Fiscal Year Ended July 31, 1998



Commission File No. 0-10315



E-COMMERCE WEST CORP.

   (exact name of registrant as specified in its charter)

(formerly Royal Casino Group Inc.)



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



The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 1998 was
$1,834,122



  8,642,102 shares of registrant's $0.001 par value

                common stock were outstanding and issued as

                             of July 31, 1998



                 Documents incorporated by reference: None

























TABLE OF CONTENTS



PART I
                                                   PAGE


                                                         NUMBER



      ITEM 1. BUSINESS
                                       2



     ITEM 2.PROPERTIES
                                     6



      ITEM 3. LEGAL PROCEEDINGS
                           6



      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS     7



PART II



      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON

              STOCK AND RELATED STOCKHOLDER MATTERS
                       8



      ITEM 6. SELECTED FINANCIAL DATA
                                       9



      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   11



      ITEM 8. FINANCIAL STATEMENTS
                                           16



              NOTES TO FINANCIAL STATEMENTS
                                       24



      ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              ON ACCOUNTING AND FINANCIAL DISCLOSURES
                         34



PART  III



      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                          35



      ITEM 11. EXECUTIVE COMPENSATION
                                    35



      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               AND MANAGEMENT
                                                    38



      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED

               TRANSACTIONS
                                                          38



               SUBSEQUENT EVENTS
                                                    45

PART IV



      ITEM 11. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

		   AND REPORTS ON FORM 8-K
                          47



SIGNATURE PAGE
                                                         49











PART I



Item 1.  Business



      General Development of Business



      The Company, which is a Utah Corporation, was originally formed on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes together with a reorganization. In January, 1994 the Company changed its name to Royal Casino Group Inc. Due to prevailing economic conditions pertaining to the gaming industry coupled with the long-term negative industry outlook, the Company elected to scale back its gaming operations and enter the E-Commerce business. In July, 1998 the Company amended its Articles of Incorporation to change its name to E-Commerce West Corp.



      The Company does not have any current revenue streams from operations. However, revenues are anticipated to commence with the launch of the Company's first Internet retail Web site which is scheduled to occur during the Company's 1998/1999 second fiscal quarter.



      E-Commerce West Corp. is a publicly traded company whose stock trades on the NASDAQ Over-The-Counter ("OTC") Bulletin Board under the symbol "ECOM". The Company currently maintains its principal office at 152 Sherman St, Deadwood, SD 57732. The Company's mailing address is P.O. Box 545 Deadwood, SD 57732, it's telephone number is (605) 578-1299 and the fax number is (605) 578-1298



      Narrative Description of Business



            Prior



      The Company operated in the gaming industry as Royal
Casino Group since 1994 and changed its name to E-Commerce West
Corp. in July, 1998 to reflect a shift in its primary business focus away from gaming to e Commerce.



      The Company, through Atlantic-Pacific Corp., a wholly-owned subsidiary, owned and operated Goldiggers Hotel & Casino in Deadwood, South Dakota. The property, which consisted of slots, table games, a bar, restaurant, hotel rooms and a 13 vehicle transportation system, closed in January, 1998 and was subsequently liquidated,



      The Company has two private, active, wholly-owned subsidiaries, GoldiggersWest.com and Royal Casino Group; and two dormant subsidiaries, Atlantic-Pacific Corp., and Goldiggers
Southern Nevada, Inc. Three corporations are incorporated in South Dakota and one in Nevada.



            Current



      The Company is in the process of developing its niche Web retail stores and intends to attempt to acquire existing privately held niche Web sites, taking advantage of our status as a public company. E-Commerce West intends to own, operate and acquire as many niche-based Web sites as is economically feasible. Although it is more difficult to brand several select sites rather than one large one, the Company believes that the advantages will accrue through cross-promotion and multiple rewards-based marketing, in addition to the economies of scale that can be achieved through centralization of key operating elements.



There are several components to the Internet - from navigation aggregators (Yahoo, Excite) to commerce enablers (Cybercash, Doubleclick), from services (Mindspring, PSInet), to software (Netscape, RealNetworks), from security (Cyberguard, Verisign), to high-speed solutions (Broadband Technologies), to content providers (CNET, Mecklermedia). Profitability has been elusive in this area, as has been acceptability to refined technologies known as the 'better mousetrap syndrome'. Electronic commerce retailers (Amazon, CDNow & Virtual Vineyards) are what the Company believes are the stable future of electronic commerce for the very simple reason that people will choose the easiest and cheapest way to buy and sell goods and services. This is why the Company has chosen to occupy this particular electronic commerce arena described above.



      Planned Wyatt, Missouri Riverboat Casino & Entertainment
Center



      E-Commerce West believes it has a significant asset remaining in gaming. To preserve that asset, the Company formed a new wholly-owned subsidiary to which it transferred all of its gaming assets including the name Royal Casino Group. Royal
Casino Group has invested a considerable amount of time and money over the last 3 1/2 years in the planning and development of a riverboat casino entertainment center on the Mississippi River near Wyatt, Missouri. Royal Casino Group has an exclusive 25 year agreement with the city, 50 acres of land under its control and its pending application with the Army Corps of Engineers for a docking permit. The Company has received a tentative commitment for debt and equity financing subject to customary terms and conditions. Over 15,000 vehicles daily pass in view of the location. A market of 2 million people reside within 100 miles of the site. The closest competition is a riverboat casino located 50 miles away which opened in 1993 and generated gross revenues of $84 million in 1997. "The Royal Missourian" is projected to have gross revenues of $40 million with an EBITDA of $10 million on a total investment of $20 million. The Company is exploring several options from development to joint-venturing with another gaming entity to a sale of substantially all the assets of the transaction. Should the Company elect to sell its interest and at a price satisfactory to the Company then the proceeds of the sale will be applied to E-Commerce West's e Commerce business endeavors. The Company has no interest in participating in Internet gaming.



      Research & Evaluation of the Internet to Determine
Corporate Direction



      A recent University of Michigan study cited that 70% of people going online look for product and service information. This illustrates a strong disposition for commerce. Since then, pent-up consumer demand for electronic commerce has been demonstrated in numerous surveys. Consumer studies have been done on the way people react to banner advertising, how they look at banners as relevant information events and the way the ads drive them to increasing transactional behavior.



      Since the second quarter of 1997, portal sites have been repositioned by the web commerce companies who were seeking to use the portal sites as distribution points. This altered the business model for the search category and that started to expose tens of millions of web users to the ability to shop for everything from automobiles to books to CDs to stocks and mutual funds. A whole range of products and services became available. Over the course of the last couple of years, what started out as fledgling company stores and specialty retailers, has evolved into to category killers and upstart new brands which are giving traditional retail brands significant competition for retail business on the Internet.



      New technologies demand that we learn more about who the customers are that are actually using these services. This is important because site studies indicate that 5% of customers are driving 55% of the transactions and that 5% of the customers are driving 70% of the 'click-throughs' on ads.



      The Company realized it couldn't just take a classic business model, use an approach to doing business with a product or service design from another category, put it on the Internet and expect it to succeed. The Company found its a combination of direct disciplines. Necessary components are an understanding of branding principals; how to deal with customer communication; whether or not to take control of inventory; what the service or product is that provides the 'value add' to the customer; where margin is found within our business combined with what kind of customers we're going to - a whole variety of elements that will equal our success.



      The Internet has people using the medium to get information which leads to a purchase. With the whole dynamic accelerating into the new millennium, companies that master the technique of leveraging the use of technology to deliver products or services will prosper.



            Future



      As of September 1, 1998 there were approximately 79 million Americans and Canadians, 12 million Europeans, 3 million Asians and 3 million Australians using the Internet. When the majority become comfortable with the security and privacy issues and recognize the convenience shopping on the Internet provides, the Company expects revenues will increase dramatically. Once this occurs online retailers positioned to respond to the demand will be successful, although no time line can presently be estimated.



      The future of 'e-tail' on the Internet will be comprised of so called "category killers" such as Amazon.com, CDNow, and niche companies such as Virtual Vinyards or Garden.com. Just as television has evolved from the 'Big 3' networks to hundreds of smaller niche channels offering a vast array of programming choices and 'broadcasting' has become 'narrowcasting', the Company believes history will repeat itself in this new medium, the Internet. The Company expects that success will be achieved in thousands of Web sites world-wide offering select goods and services targeted to a specific, and eager audience although there can be no assurance of the Company's individual success.



      The Company believes the best has yet to come. The fact that business models can be so compelling is the reason so many have rushed to the Internet recently in order to build their business and capture the market today. This equates to profitability and shows that as a platform for delivery of product and services the Internet is incredibly viable, particularly for a high-end audience which is well educated, technologically savvy and deep pocketed.



      E-Commerce West is a forward thinking, long-term focused Company. Possessing management expertise and proven marketing skills, the Company will also be technologically advanced to cope with the demands of being competitive in electronic commerce.



      Employees



      The Company currently employs three full time employees prior to the launch of the Company's initial Internet Web site.
Once deployed, it is anticipated the Company will initially employ an additional twelve persons.



Item 2.	Properties



      The Company leases approximately 640 square feet for its corporate headquarters in Deadwood, South Dakota for $400 per month on a lease through April, 1999.



      Additionally, the Company's wholly-owned subsidiary, Atlantic-Pacific, Corp. leased three buildings on Main Street that housed Goldiggers on a five year lease with four five year options. The Company has negotiated a complete release in perpetuity of all its past and future obligations pursuant to this lease.



Item 3.	Legal Proceedings



      The Company is not involved in any existing law suits, nor is the Company aware of any pending legal proceedings.



      Subsequent to the closing of Goldiggers and as anticipated by the Company and reported in the Company's January, 1998 Form 10-Q, several vendors elected to assert their claims in small claims court. The Company's wholly-owned subsidiary, Atlantic-Pacific Corp., which owned and operated Goldiggers Hotel & Gaming Est., has four small claims judgments entered from former trade suppliers totaling less than $4,000.



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



      As previously reported, in July, 1997 the Company settled its lawsuit with Stephen Grogan. In August, 1996 Stephen Grogan, a former Officer and Director of the Company sued Royal Casino Group, E-Commerce West Inc.'s predecessor company, and Jon Elliott, its President seeking $1 million. The Company sued Stephen Grogan and in the course of such suit discovered formal documentation from the South Dakota Commission on Gaming recommending that Stephen Grogan not be given a gaming license. Solely to avoid the continuous distraction and costs associated with litigation, the Company, without admitting any wrongdoing, chose to settle Grogan's suit for less than $75,000, and withdraw their suit. On October 10, 1997 the Company entered into an Amendment to the Settlement Agreement previously entered into on July 30, 1997 with Stephen Grogan calling for an alternate payment schedule. On October 29, 1997 the Company filed suit against Stephen Grogan in Lawrence County, South Dakota alleging a breech of the Settlement Agreement and seeking a declaratory judgment for the remaining portion of the settlement. In response, Stephen Grogan filed a counterclaim and third party complaint against the Company and its President, Jon Elliott, alleging that it was the Company, not Stephen Grogan, who breached the Agreement and seeking a determination of duties to be performed by both sides under the agreement. The Company believes the counterclaim and third party complaint is without merit. On December 18, 1997 Stephen Grogan filed for personal bankruptcy seeking Chapter 7 liquidation proceedings. However, two days prior to his filing for bankruptcy, Mr. Grogan's attorney contacted the Company's transfer agent requesting that 50,000 common shares of Royal Casino Group stock issued to Stephen Grogan be transferred "immediately" out of Mr. Grogan's name and into his father's name and one other individual. The Company rejected the attempted transfer as explicitly counter to provisions contained in the Settlement Agreement. As a result of Mr. Grogan filing for Bankruptcy, the Company's action against Mr. Grogan has been stayed. On April 22, 1998 Mr. Grogan was discharged in Chapter 7. Although the bankruptcy trustee has acquired Mr. Grogan's assets, which include the aforementioned settlement agreement, and liabilities per the Company's lawsuit against Mr. Grogan, it is deemed unlikely by the Company that the matters will be pursued due to the time and cost involved to bring the actions to resolution.



      Conditions of the July, 1997 Settlement Agreement between Stephen Grogan and the Company called for both sides to dismiss, without prejudice, their lawsuits against each other. Mr. Grogan's suit against the Company filed in Colorado was dismissed however, when the Company attempted to dismiss their lawsuit filed in South Dakota against Mr. Grogan in November, 1997, Mr. Grogan filed a motion pro se with the Court seeking to stop the Court from allowing the Company to dismiss its suit against Mr. Grogan. The Court agreed to defer dismissal 90 days. The Company believes the filing in the US Bankruptcy Court for Chapter 7 by Mr. Grogan effectively ends this action.



Item 4 Submission of Matters to a Vote of Security Holders



      On July 17, 1998 security holders representing 51.5% of the total issued and outstanding number of shares and permitted to vote, executed a "Written Consent of Shareholders". By resolution adopted by the consent, all proceedings of the Board of Directors and all actions taken by the directors and officers of the Corporation since the last shareholder meeting were ratified and approved in all respects. Additionally, the officers and directors of the Corporation are indemnified and held harmless from and against any and all liability for monetary damages resulting from actions taken, or to be taken, while acting on behalf of the Corporation within their respective scope of authority.



      Further it was resolved to redirect and redefine the Corporation's business objectives to encompass the development of current and future business opportunities within the area of e Commerce. Correspondingly, the consent also approved an Amendment to the Corporation's Articles of Incorporation changing the name of the Corporation to "E-Commerce West Corp.".



      Further, to consolidate those assets and liabilities directly related to the Corporation's gaming operations it was resolved that E-Commerce West subsequently incorporate a wholly-owned subsidiary in the state of South Dakota to be named "Royal Casino Group" to which it would transfer any and all assets and liabilities including the name and logo of "Royal Casino Group" and all contracts entered into by the Corporation in connection with its gaming activities.



      Finally, the officers of the Corporation were authorized and directed to perform any and all acts, incur all expenses and prepare, execute and file all such documents and reports as were necessary, desirable or convenient to effectuate all forgoing resolutions contained within the consent.





PART II



Item 5. Market for the Registrant's Common

        Stock and Related Security-Holder Matters



       (a) Market Information. E-Commerce West's common stock is traded on the NASDAQ Bulletin Board under the symbol "ECOM".



      The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                                           High             Low



      1997 Third Quarter. . . . .         $0.57            $0.31

      1997 Fourth Quarter . . . .         $0.33            $0.11

      1998 First Quarter. . . . .         $0.13            $0.08

      1998 Second Quarter . . . .         $0.42            $0.08



      (b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 1998 was 2,568



      (c) The Company has not paid a cash dividend on its Common
Stock and does not anticipate that it will do so in the foreseeable future.



      (d) On January 19, 1998 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants to July 26, 1998. On July 14, 1998 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants six months to January 26, 1999, with all other terms and conditions applicable to the warrants remaining in effect.



Item 6. 	Selected Financial Data



      The selected financial data set forth below should be read in conjunction with the financial statements and related notes.
Balance sheet information is presented as of the end of the period shown.



      The following table summarizes certain audited financial data and is qualified in its entirety by the more detailed financial statements included elsewhere herein. For the year ended July 31, 1998, the Company had gross revenues of $ 0 and incurred a net loss of $2,390,602





                            July 31, 1998

                              (Audited)





      Total Assets ...............................$  205,708



      Total Liabilities...........................$  430,443



      Shareholders' Equity .......................$ (224,635)





Shares Outstanding



      Common Stock ................................ 8,642,102

      Series A Preferred Stock .................... 1,100,000





Net Tangible Book Value

      Per Share of Common

      Stock . . . . . . .  . . . . . .$ (0.04)



(1)	There are presently outstanding 1,611,842 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 1999. There are presently outstanding 550,000 "C" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $4 until December 31, 2000. This calculation assumes that none of the aforementioned "B" and "C" Warrants have been exercised.



Income Taxes:



      The Company is current with all its Federal and State Income Tax filings. The Company does not owe any Federal or State Income Taxes, and has a net operating loss carryforward of approximately $5,372,703 expiring beginning 2010. However, Atlantic-Pacific Corp., the Company's subsidiary corporation which owned and operated Goldigger's Hotel and Gaming, submitted an Offer in Compromise to the Internal Revenue Service in April, 1998 concerning approximately $100,000 in unpaid payroll taxes. The Company has been advised that its offer is under review.











Stockholders' Equity

Common Stock:



      The Company has 150,000,000 shares authorized, 8,642,102 shares issued and outstanding. There are presently outstanding 1,611,842 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 1999. The "B" Warrants are callable by the Company at a purchase price of $0.20 per Warrant. Additionally, as part of the Company's acquisition of Goldiggers, Casino Magic Corp. holds 500,000 "C" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $4. until December, 2000. These Warrants are callable by the Company at a purchase price of $1. per Warrant. As part of the Company's acquisition of the Triple J Casino in Henderson, Nevada, since discontinued, the Company issued 50,000 of the aforementioned $4. "C" Warrants to the seller.



Preferred Stock:



      The Company has 100,000,000 shares authorized of which 1,100,000 Class A Preferred are issued and outstanding.



Stockholders' Equity

Stock Options:



      Under the terms of its nonqualified employee stock option plan the Company is authorized to establish a plan for up to two hundred and fifty thousand (250,000) shares of Common Stock pursuant to a resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws. Pursuant to this plan the Company has issued one hundred and seventy thousand (170,000)options to an officer/director/stockholder. The options may be exercised at a purchase price of $1.25 per share. The options expire on December 31, 2003. Additionally, the Company created options, with an expiration date of December 31, 2003, equating to three million shares of common stock to an Employee Stock Option Plan. The Board granted 900,000 options to Jon Elliott, the Company's President and CEO. The 600,000 options granted to Larry Close, the Company's former Vice President, were returned to the Plan when Mr. Close elected not to exercise them within ninety days of leaving the Company per the rules of the Plan. These options carry an exercise price of $0.60 per share. Additionally, the Board on the same date authorized the establishment of 500,000 options, each to be exchanged on a one for one common stock basis, to be offered at the discretion of the President to investors. These options would be priced at the time granted, at a price above the then current price of the Company's common shares. Further, that each option shall be for a period established by the President at the time they are granted. The common stock issued pursuant to all of the aforementioned options are restricted under the Securities and Exchange Commission Rule 144.



















Item 7. Management's Discussion and Analysis of

        Financial Condition and Results of Operations



      The following discussion provides information on results of operations, liquidity, capital resources, and the impact of inflation on the Company. The financial statements and notes thereto also contain information that is pertinent to this analysis.



General Financial Condition



      The Company has depleted most of its cash resources and does not possess the collateral to borrow from its lenders. The Company is currently seeking financing to sustain operations. Current cash on hand is not sufficient to meet ongoing operating expenses however the Company is optimistic that financing will be available, although there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required.



Results of Operations:



      Goldiggers Hotel & Gaming Est.



      Throughout the first half of the Company's recently completed fiscal year the Company continued to fund the deficiencies of Goldiggers plus the ongoing costs of operation of the Company and the costs incurred in seeking other gaming opportunities. Although the implementation of the Company's cost cutting measures resulted in a reduction in year-over-year operating reductions in excess of $875,000, Goldiggers continued to lose money due to the decline in gaming revenues in the Deadwood market coupled with increased competition. The Company determined it had cut costs to the maximum while still delivering high quality customer service. Management determined revenues could not be increased. Consequently to preserve the Company's capital the decision was made to close Goldiggers on January 5, 1998 and liquidate the assets in an orderly fashion to pay down the trade debt. The balance of the fiscal year was devoted to activities related to the closing of Goldiggers including regulatory issues and audits with the South Dakota Commission on Gaming, the South Dakota Department of Revenue, Workman's Compensation and the Nevada Gaming Commission. When Goldiggers closed it owed trade debt of approximately $197,000; back rent and property taxes of approximately $215,000; lines of credit and bank debt of approximately $195,000 and a short term note of approximately $32,000 totaling approximately $640,000. Since the closing the Company conducted an orderly sale of Goldiggers assets, the proceeds of which were being used to pay Goldiggers debts. As of the date of this filing the outstanding debt has been reduced to approximately $16,000. In addition, at the time of Goldiggers' closing Royal Casino Group was owed approximately $415,000. As of the date of this filing that figure has been reduced to $79,500. As substantially all Goldiggers assets have been sold it is unlikely that any further pay down of the debt to Royal Casino Group will occur.



      In the third quarter the Company caused an auction of Goldiggers' furniture, fixtures and equipment; sold Deadwood Stage, the Company's transportation system, sold the Company's real estate and systematically disposed of other Goldiggers' assets. The proceeds repaid the company's bank in full, including all interest through to the date of repayment, plus repaid the short term note in full. On April 15, 1998 Goldiggers sent a letter to the majority of Goldiggers' trade creditors offering a settlement in full of 20% of the amount owed. The vast majority of creditors accepted prior to the deadline of April 30, 1998. Further, in February the Company negotiated a full release in perpetuity of back rent and property taxes on the premises previously occupied by Goldiggers. In the fourth quarter the slot machines were sold. The Company incurred a loss of $459,886 on the disposal of these assets



      As Goldiggers had been a drain on the Company's cash resources, the closure of the property requires no further demand on the parent Company's funds and therefore should produce positive long term results for the Company.



      Planned Wyatt, Missouri Riverboat Casino



      The Company won a Request for Proposal to develop a riverboat casino in Wyatt, Missouri. On November 9, 1995 the Company signed a definitive 25 year Docking and Franchise agreement with the City of Wyatt, Missouri granting Royal Casino Group the exclusive right to develop and manage a Riverboat Casino Entertainment Center on the Mississippi River. The agreement contains five additional five year renewal periods at Royal's option. Wyatt is located where the states of Missouri, Illinois & Kentucky meet and is just 20 miles from Tennessee. The closest operating riverboat casino is Players located approximately 40 miles away in Metropolis, IL with revenues in excess of $84M in 1997. Royal's plans, subject to receiving the required regulatory approvals, call for the development of a Riverboat Casino Entertainment Complex including a Visitor's Center, a 150 seat buffet restaurant, lounge, substantial parking area, ticketing booth plus a Missouri Arts & Craft shop. Land has been accumulated to allow for the additional development, once successful, of a hotel, RV park, playgrounds, tennis courts and a performance theater.



      Land Lease with Option to Purchase



      On March 23, 1996 the Company and a local landowner entered into a three year lease with an unlimited number of five year renewal options (at base plus customary CPI adjustments) plus an option to purchase 50 acres of land directly on the Mississippi River near Wyatt, Missouri. The term and annual lease payments of $50,000 commence upon the earlier of the Company beginning construction on the land or the selection of its gaming application for review by the Missouri Gaming Commission. The Company has an option for three years to purchase the land for $300,000 with 50% of the rent paid credited towards the purchase price. Ten percent of the rental sum due for the initial three year term will be payable in the Company's restricted common stock priced at the average ask price of the Companys shares for the preceding 15 trading days prior to the payment due date. As a condition of the transaction, the City of Wyatt will annex the property into the city with the lessor paying the costs associated with this procedure.



      Army Corps of Engineers



      On June 19, 1998 the Corps issued a 30-day Public Notice requesting comments from both the public and private sector concerning the decision to grant a Section 401 water quality certification permit. The notice expired on July 20, 1998 with two responses. One was not an issue as it expressed concerns related to potential navigational hazards on the river and since the riverboat will be permanently dockside this was a non issue. The other correspondence was from the Missouri Department of Natural Resources containing comments concerning the issuance of a Water Certification Permit. All of the points raised were acceptable to the Company. [See; Subsequent Events]



      Additionally, Missouri statutes require the land used for a riverboat casino development to be located within the city limits of that community. In July, 1997 the City Council of Wyatt voted to annex the 50 acres of land which the Company controls into the City of Wyatt. This proposed annexation has been cumbersome due to the complexities and variables associated with this procedure. The Company believes this annexation should be completed during the first quarter of 1999 although no assurances to this effect can be given as unexpected circumstances may further delay this procedure.



      Once the Company has received its docking permit from the Army Corps of Engineers and the annexation of the land has been completed, Royal Casino Group will be equipped to submit its application for licensing to the Missouri Gaming Commission. Royal will have a complete package comprised of an exclusive 25-year definitive agreement with the City of Wyatt; sufficient land to adequately develop the Riverboat Casino Entertainment Center; governmental and regulatory docking approval on its site; preliminary architectural drawings; an available, suitable riverboat together with demonstrable financing capabilities. Licensing is solely at the discretion of the Missouri Gaming Commission and there can be no assurances that Royal, should the Company apply, will be selected for review and if selected will gain approval.



Discontinued Oklahoma Racetrack Casino Project



      For several months the Company had been working towards the acquisition of Blue Ribbon Downs, an active horse racing facility located on Interstate 40 in Sallisaw, Oklahoma. In January, 1998 the Company made a proposal, which was accepted in principle, to acquire all of the stock in the racetracks parent company. The offer was contingent upon the passage by referendum of an initiative which would add a new measure to the State of Oklahomas constitution approving casino gaming. The aforementioned ballot measure was defeated in a special state election on February 10, 1998. Pursuant to the terms of the Company's offer to acquire all the outstanding shares of the parent company of the racetrack, since the results of the election ensured there would be no casino gaming for the foreseeable future, the Company's offer was withdrawn.



Discontinued Aruba Casino Project



      In August, 1997 the Company commenced negotiations to acquire the Aruban corporation that operates the Palm Casino in the Aruba Palm Beach Hotel on the Caribbean resort island of Aruba. Although the Company was comfortable with the terms and conditions of the acquisition, the Company was unable to raise the necessary funds to acquire and operate the casino prior to the need by the property's operator to enter into an agreement with another gaming company.



Gaming Opportunities



      The Company has been approached by three groups seeking gaming management. There can be no assurances as to the level of interest by either the Company or any of the three entities as all parties are in the early stages of due diligence. As the Company's primary business focus is e Commerce, the Company has no interest in investing in gaming situations and would only consider a gaming opportunity if it was deemed by Management very rewarding to the Company.



      Royal Casino Group had an active interest in an initiative in Trinidad, Colorado which would have allowed a local referendum to permit gaming. The Company had a representative in the community negotiating with realtors which, the Company believed, would give it a significant competitive advantage over the competition should gaming be approved. However, the measure was defeated in the November 4, 1997 election.



      Revenues



      At the time of this filing the Company does not have any revenues as the Company's sole source of revenues was from Goldiggers which closed in January, 1998. The Company does anticipate revenues within the current fiscal year to be derived form its Internet niche Web sites although there can be no assurances as to the amount of revenues or if the revenues will be sufficient to satisfy ongoing corporate operating expense.



      Direct Expenses



      The Company's direct expenses throughout the year have been made from cash on hand plus loans from time to time from its President/CEO. Current finances are strained by an insufficient cash supply. The Company is optimistic that the financing the Company requires to sustain operations will be attainable on terms and conditions acceptable to the company although there can be no assurances that such financing will be available.



      Consulting Fees



      The Company retained Fordham Consultants of Denver, Colorado as an expert witness during the course of its previously mentioned litigation with Stephan Grogan for $2,188. As previously mentioned, the Company retained the following as consultants at various times during the recently ended fiscal year:, Arthur Lovett, Ron Island, Dan French, Deb Berg, Gaming Venture Corp., Mainstream Consultants, and WWWServices. [See Subsequent Events]



      In this fiscal year, the Company expensed $73,238 in consulting fees vs. $160,544 in the previous fiscal year. Of this amount $71,050 was paid in S-8 stock with the balance of $2,187 paid in cash. In the fourth quarter $14,625 was paid in S-8 stock and zero was expensed in cash.



      Equipment Rental, Overhead, Rent, Support Services



      The Company rents approximately 640 square feet of office space for its corporate headquarters for $400 per month on a lease through April, 1998. The Company's general and administration expenses have been paid from cash reserves. Support services have been compensated by cash from the Company's cash on hand and/or through the issuance of shares of the Company's common stock.



      The Company's lease for its corporate headquarters' office space expired in April. The Company entered into a new one year lease utilizing approximately half the space previously occupied at a reduced rental of $400 per month.



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



      The $30,000 loan due September 8, 1997 was extended by the lender and repaid in full including all interest due on March
20, 1998.



      The Company has spent the last two fiscal quarters working towards the repayment of Atlantic-Pacific's corporate debt incurred through Goldiggers. When Goldiggers closed on January 5, 1998 outstanding debt was approximately $640,000 not including monies advanced and owed to Royal Casino Group. As of the date of this filing the remaining amount owed is approximately $14,000.



















































Item 8 	Financial Statements and Supplementary Data.























E-COMMERCE WEST CORP.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JULY 31, 1998 AND 1997













































E-COMMERCE WEST CORP. AND SUBSIDIARIES

CONTENTS

July 31, 1998







			Page





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	18



FINANCIAL STATEMENTS



	Consolidated Balance Sheets	19



	Consolidated Statements of Operations	20



	Consolidated Statements of Shareholders' Equity (Deficit)	21



	Consolidated Statements of Cash Flows	22 - 23



	Notes to Consolidated Financial Statements	24 - 33







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors and Shareholders

E-Commerce West Corp. and subsidiaries



We have audited the accompanying consolidated balance sheets of E-Commerce West Corp. (a Utah corporation) and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Commerce West Corp. and subsidiaries as of July 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



The accompanying financial statements for the year ended July 31, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



Los Angeles, California

November 8, 1998

E-COMMERCE WEST CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31,





ASSETS



						   1998		   1997

Current assets

	Cash and cash equivalents	$	71,615	$	564

	Accounts receivable		2,930		-

	Note receivable  officer		9,000		18,000

	Notes receivable		51,000		-

	Prepaid expenses and other assets		38,290		13,250



		Total current assets		172,835		31,814



Property and equipment, net		32,873		30,109



Other assets		-		95,000

Net assets of discontinued operations		-		2,114,418



						Total assets	$	205,708	$	2,271,341



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)



Current liabilities

	Notes payable	$	-	$	125,025

	Accounts payable		153,803		105,103

	Accrued liabilities		140,248		162,575

	Net liabilities of discontinued operations		136,392		-



			Total current liabilities		430,443		392,703



Commitments and contingencies



Shareholders' equity (deficit)

	Preferred stock, $.001 par value, 100,000,000 shares

		authorized

			Series A Convertible preferred stock

				1,100,000 shares issued and outstanding		1,100		1,100

			Series B Convertible preferred stock

				no shares issued and outstanding		-		-

	Common stock, $.001 par value

		150,000,000 shares authorized

		8,642,102 and 5,163,765 shares issued and

			outstanding		8,642		5,164

	Additional paid-in capital		5,856,840		5,573,089

	Accumulated deficit		(6,091,217)		(3,700,715)



					Total shareholders' equity (deficit)		(224,635)		1,878,638



						Total liabilities and shareholders' equity

							(deficit)	$	205,708	$	2,271,341



E-COMMERCE WEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended July 31,







						   1998		   1997		   1996



Selling, general, and administrative

	expenses	$	592,993	$	871,729	$	279,444



Loss from operations		(592,993)		(871,729)		(279,444)



Other income (expense)

	Interest income		2,013		411		-

	Interest expense		(14,421)		(6,435)		(6,561)

	Other income		-		-		3,310

	Other expense		-		(77,760)		-

	Gain on sale of assets		7,312		-		-

	Loss on abandoned projects		(93,377)		(296,172)		-



		Total other income (expense)		(98,473)		(367,956)		(3,251)



Loss from continuing operations before

	provision for income taxes		(691,466)		(1,239,685)		(282,695)



Provision for income taxes		100		100		100



Net loss from continuing
operations		(691,566)		(1,239,785)		(282,795)



Discontinued operations

	Loss from operations		(304,867)		(608,534)		(400,795)

	Loss on disposition of operations		(1,394,169)		-		-



			Net loss from discontinued
operations		(1,699,036)		(608,534)		(400,795)



Net loss	$	(2,390,602)$	(1,848,219)$	(683,590)



Basic loss per share

	From continuing operations	$	(0.12)	$	(0.27)	$	(0.09)

	From discontinued operations		(0.28)		(0.13)		(0.13)



		Total basic loss per share	$	(0.40)	$	(0.40)	$	(0.22)



Weighted-average common shares
outstanding		6,052,413		4,671,182		3,090,362

E-COMMERCE WEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended July 31,







					             Preferred Stock								Additional

					      Series A		      Series B		   Common Stock
Paid-in		Accumulated

					 Shares		 Amount		 Shares		 Amount		 Shares		 Amount
Capital		 Deficit		  Total



Balance, July 31,
1995		-	$	-		-	$	-		2,380,163	$	2,380	$	1,030,926	$	(1,168,707)$
 (135,401)

Issuance of preferred stock

	for
acquisition		1,000,000		1,000										2,439,000				2,440,000

Issuance of common stock

	for services rendered and

	debt conversion										854,895		855		530,040		-		530,895

Exercise of
warrants										1,079,901		1,080		1,078,821		-		1,079,901

Sale of common stock										20,000		20		9,980		-		10,000

Net loss																(683,590)		(683,590)



Balance, July 31,
1996		1,000,000		1,000		-		-		4,334,959		4,335		5,088,767		(1,852
 ,297)	3,241,805

Issuance of preferred
stock	100,000		100										49,900				50,000

Issuance of common stock

	for services rendered and

	compensation										778,806		779		384,472				385,251

Sale of common stock										50,000		50		49,950				50,000

Net loss																(1,848,419)	(1,848,419)



Balance, July 31,
1997		1,100,000		1,100		-		-		5,163,765		5,164		5,573,089		(3,700
 ,715)	1,878,638

Issuance of restricted

	common stock for services

	rendered and
compensation										3,170,832		3,171		133,162				136,333

Issuance of common stock

	for services rendered

	and compensation										507,505		507		150,589				151,096

Common shares returned by

	an officer and canceled										(200,000)		(200)						(200)

Net loss																(2,390,602)	(2,390,602)



Balance, July 31,
1998		1,100,000	$	1,100		-	$	-		8,642,102	$	8,642	$	5,856,840	$	(
 6,091,217)$	(224,635)



E-COMMERCE WEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended July 31,







						   1998		   1997		   1996

Cash flows from operating activities

	Net loss from continuing
operations	$	(691,566)	$	(1,239,785)$	(282,795)

	Adjustments to reconcile net loss to net

		cash used in operating activities

			Depreciation and amortization 		5,416		7,107		57

			Issuance of stock for services rendered

				and compensation		287,229		385,251		410,000

			Provision for loss on doubtful accounts	46,314		-		-

	(Increase) decrease in

		Accounts receivable		(44,109)		5,000		(5,000)

		Prepaid expenses and other assets		162,040		(96,250)		(30,000)

	Increase (decrease) in

		Accounts payable		48,700		35,143		49,792

		Accrued liabilities		(22,427)		129,620		(41,682)



Net cash provided by (used in)

	continuing operating activities		(208,403)		(773,914)		100,372

Net cash used in discontinued operating

	activities		(1,590,972)		(546,637)		(395,259)



Net cash used in operating
activities		(1,799,375)		(1,320,551)		(294,887)



Cash flows from investing activities

	Acquisitions of property and
equipment		(8,180)		(17,643)		(19,630)



Net cash used in continuing investing

	activities		(8,180)		(17,643)		(19,630)

Net cash provided by discontinued

	investing activities		2,247,576		-		-



Net cash provided by (used in) investing

activities		2,239,396		(17,643)		(19,630)



Cash flows from financing activities

	Issuance of preferred stock		-		50,000		-

	Borrowings under notes payable		-		81,393		3,015

	Payments on notes payable		(125,025)		-		-

	Issuance of common stock		-		50,000		1,089,901



Net cash provided by (used in)

	continuing financing activities		(125,025)		181,393		1,092,916

Net cash provided by (used in)

	discontinued financing activities		(243,945)		243,945		135,000



Net cash provided by (used in) financing

	activities		(368,970)		425,338		1,227,916



E-COMMERCE WEST CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended July 31,







						   1998		   1997		   1996

Net increase (decrease) in cash and cash

	equivalents	$	71,051	$	(912,856)	$	913,399



Cash and cash equivalents, beginning of year	564		913,420		21



Cash and cash equivalents, end of year	$	71,615	$	564	$	913,420





Supplemental schedule of non-cash investing and financing activities



						   1998		   1997		   1996

	Option acquired by issuance of

		common stock	$	-	$	75,000	$	-



	Net assets acquired by issuance of

		preferred stock	$	-	$	-	$	2,385,000



	Common stock issued for services rendered

		and debt conversion	$	-	$	-	$	531,000



	Equipment acquired under capital lease	$	-	$	46,450	$	-







E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998



NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION



The Company, which is a Utah corporation, was originally formed on March 21, 1981. Since incorporation the Company has undergone several name, ownership, incorporation and management changes together with a reorganization. In January 1994 the Company changed its name to Royal Casino Group, Inc. Due to prevailing economic conditions pertaining to the gaming industry coupled with the long-term negative industry outlook, the Company elected to scale back its gaming operations and enter the eCommerce business. In July 1998 the Company amended its Articles of Incorporation to change its name to E-Commerce West Corp.



The Company's only active subsidiary, Atlantic-Pacific Corporation, operated a limited stakes gaming establishment and hotel in Deadwood, South Dakota under the name of Goldiggers Hotel and Gaming Establishment ("Goldiggers"). Goldiggers was acquired by the Company on June 13, 1996 (see Note 5.) The financial statements as of July 31, 1996 reflect activity from June 13, 1996 to July 31, 1996.





NOTE 2 - REALIZATION OF ASSETS



The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue as a going concern. However, during the year ended July 31, 1998, the company incurred a net loss of $2,390,602. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company's attainment of profitable operations is dependent upon obtaining adequate financing to support its expansion activities and achieving a level of revenues adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements.



Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:



The Company has reduced operating expenses and has no debt other than payroll taxes and professional fees.

The Company is entering the eCommerce arena by launching selected niche Internet web sites. The Internet is a medium that is expected to experience substantial growth into the next millennium.

The Company is optimistic that financing is available for the Companys future plans due to the succession of financing the financial community has placed in other eCommerce related enterprises, including start-ups.

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998





NOTE 3 - DISPOSAL OF OPERATIONS



As of January 31, 1998, the Company and its board of directors shut down its gaming establishment and hotel in Deadwood, South Dakota. As a result, the gaming establishment and hotel operations are accounted for as discontinued operations and, accordingly, its operations are reported in this manner for all periods presented. For 1998, all assets and liabilities of discontinued operations are presented as net liabilities of discontinued operations and for 1997, all assets and liabilities of discontinued operations are presented as net assets of discontinued operations in the consolidated balance sheets. Included in loss from discontinued operations are the gaming establishment and hotel total revenues of $678,529, $1,785,133 and $395,895 and the net loss from operations of $260,598, $611,942, and $397,675 for the years ended July 31, 1998, 1997, and 1996, respectively. Given the Companys losses and discontinued operations' historical losses, there is no tax effect on the disposition of the operations.



The following is a summary of net assets from discontinued operations:



						   1998	           1997



	Current assets			$	-	$	431,855

	Property, plant, and equipment				-		2,247,576

	Other assets				-		19,116

	Current liabilities				(136,392)		(539,455)

	Long-term liabilities				-		(44,674)



		Net assets (liabilities) from discontinued

			operations			$	(136,392)	$	2,114,418





NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Principles of Consolidation

The consolidated financial statements include the accounts of E-Commerce West Corp. and its wholly-owned subsidiaries, Atlantic-Pacific Corporation, Goldiggers Southern Nevada, Inc., Royal Casino Group, Inc. and GoldiggersWest.Com Corp. All material intercompany balances and transactions have been eliminated in the consolidation.

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998





NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)



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



Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:



	Purchased software	3 years

	Furniture and equipment	5 to 7 years

	Leasehold improvements	10 years



Maintenance and minor replacements are charged to expenses as incurred. Expenditures which materially extend the useful lives of capital assets are capitalized.



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



Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998





NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)



Recently Issued Accounting Pronouncements (Continued)

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements with fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public entities report selected information about operating segments, products, and services, geographic areas, and major customers in interim and annual financial reports. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.



SFAS No. 132, "Employers' Disclosures about Pensions and Other
Post-Retirement Benefits," was issued in February 1998. This statement is not applicable to the Company.



SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 130 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.



SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. This statement is not applicable to the Company.



Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not presented for 1998, 1997 and 1996 because common stock equivalents are anti-dilutive.



Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current year presentation.

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998



NOTE 5 - ACQUISITION OF ATLANTIC-PACIFIC CORPORATION



On June 13, 1996, the Company completed a transaction to buy all of the outstanding common stock of Atlantic-Pacific Corporation, a South Dakota gaming corporation, from Casino Magic
Corporation. In exchange, the Company delivered to Casino Magic Corporation 1,000,000 shares of the Company's Series A convertible preferred stock, a Series C warrant to acquire 500,000 shares of the Company's common stock at an exercise price of $4.00 per share (see Note 9), and $1,000 in cash. This transaction was recorded using the purchase method of accounting.





NOTE 6 - PROPERTY AND EQUIPMENT



Property and equipment at July 31 consisted of the following:



			      1998	          1997

	Purchased software	$	8,000	$	-

	Furniture and equipment		37,396		37,216



				45,396		37,216

	Less accumulated depreciation and

		amortization		12,523		7,107



			Total	$	32,873	$	30,109





NOTE 7 - ACCRUED LIABILITIES



Accrued liabilities at July 31 consisted of the following:



			      1998		   1997



	Accrued payroll, benefits, and taxes	$	100,014	$	44,415

	Accrued legal settlement		40,000		70,000

	Income taxes payable		100		-

	Other		134		48,160



		Total	$	140,248	$	162,575

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998





NOTE 8 - INCOME TAXES



The current provision for income taxes is the minimum tax due to the state of South Dakota. The components of the Company's net deferred taxes as of July 31, 1998 and 1997 are as follows:



			   1998		1997

  Deferred tax assets

  Net operating loss carryforward	$	1,692,395	$	1,020,901

  Outside services paid with restricted stock		54,840		-

  Officer compensation in restricted stock		81,911		39,128



			Total deferred tax assets		1,829,146		1,060,029



  Deferred tax liabilities

  Property and equipment		(2,427)		(39,482)

  Unrealized securities gain		-		(425)



			Total deferred tax liabilities		(2,427)		(39,907)



  Valuation allowance		1,826,719		1,020,122



			Net deferred taxes	$	-	$	-



The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered, including the Company's history of operating losses. Based upon a weighting of all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established. The net change in the valuation allowance for the years ended July 31, 1998 and 1997 was an increase of $806,597 and $627,995, respectively.



As of July 31, 1998, the Company had a federal net operating loss carryforward of $5,372,703. This carryforward, if unused, begins to expire in 2010.



The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses not providing benefit for income tax purposes.

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998



NOTE 9 - SHAREHOLDERS' EQUITY



Preferred Stock

The Company has 100,000,000 authorized shares of preferred stock. 1,100,000 shares were designated as Series A Convertible preferred stock ("Series A Convertible") at July 31, 1998 and 1997. 1,000,000 shares were designated as Series B Convertible preferred stock ("Series B Convertible") at July 31, 1998 and 1997.



The Series A Convertible is redeemable only by the Company, is non-dividend bearing, and is convertible at the option of the holder into shares of common stock over a three-year period as defined. Upon liquidation of the Company, holders of Series A Convertible shall be entitled to receive $3 in cash from the assets of the Company for each share held. Effective August 1, 1996, the Company amended its articles of incorporation to change the par value of its Series A Convertible from no par to $0.001 par value per share. The accompanying financial statements have been restated to reflect the new par value for all periods presented. The Company had 1,100,000 shares of the Series A Convertible issued and outstanding at July 31, 1998 and 1997.



The Series B Convertible is redeemable only by the Company and is non-dividend bearing. The Company had no shares issued and outstanding of the Series B Convertible at July 31, 1998 and
1997, respectively.



Common Stock

The Company has 150,000,000 shares authorized and 8,642,102 and 5,163,765 shares issued and outstanding at July 31, 1998 and 1997, respectively. Effective August 1, 1996, the Company amended its articles of incorporation to change the par value of its common stock from no par to $0.001 par value per share. The accompanying financial statements have been restated to reflect the new par value for all periods presented.



During the year ended July 31, 1998, the Company issued
3,145,832 shares of its restricted common stock to the President of the Company for compensation at $0.04 per share, and issued
25,000 shares of its restricted common stock for services rendered at $0.42 per share.



During the year ended July 31, 1998, the Company issued 25,000 shares of its common stock to an employee for compensation at $0.44 per share, and issued 482,505 shares of its common stock for services rendered at prices ranging from $0.10 to $0.44 per share.



Warrants

During the year ended July 31, 1996, 1,079,901 Series A warrants were exercised. These warrants entitled the holder to purchase one share of common stock at a purchase price of $1. Approximately 592,000 unexercised Series A warrants expired July 26, 1996. There were no A warrants issued and outstanding at July 31, 1998 and 1997.

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998



NOTE 9 - SHAREHOLDERS' EQUITY (Continued)



The Company had 1,628,612 Series B warrants issued and outstanding at July 31, 1998 and 1997. These warrants entitle the holder to purchase one share of common stock at a purchase price of $20 and are callable by the Company for $0.20 per warrant. The Company has extended the expiration date of the Series B warrants from July 26, 1996 to January 26, 1999.



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



During the year ended July 31, 1997, the terms of the Company's nonqualified stock option plan were modified to authorize the Company to issue 3,000,000 options at a price that is above the market price on the grant date. Pursuant to the plan, at July 31, 1998, the Company had issued 1,518,000 options to its officers/directors/shareholders and to a consultant. The options may be exercised at a purchase price from $0.60 to $0.88 per share and expire on December 31, 2003.



During the year ended July 31, 1997, the Company was also authorized to issue 500,000 options to investors as an inducement. The options will be issued at a price above the then current market price and shall be for a period established at the time they are granted. At July 31, 1998, none of these options had been issued.



The following table summarizes certain information relative to stock options:
Weighted Avg.


						  Option	       Exercise

				  Shares		  Price		   Price



	Balance, July 31, 1995		170,000	$	1.25	$	1.25



	Balance, July 31, 1996		170,000	$	1.25		1.25

	Granted		1,518,000	$	0.60 - 0.88	$	0.60



	Balance, July 31, 1997		1,688,000	$	0.60 - 1.25	$	0.69

	Granted		-	$	-	$	-



Balance, July 31, 1998		1,688,000	$	0.60 - 1.25	$	0.69

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998



NOTE 9 - SHAREHOLDERS' EQUITY (Continued)



Options (Continued)



The weighted-average life of the options outstanding and exercisable at July 31, 1998 is 53 months. Options available for future grant at July 31, 1998 were 2,062,000.



The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."
Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



				  For the Years Ended

				        July 31,

				   1998		   1997



	Net loss as reported	$	(2,390,502)	$	(1,848,419)

	Net loss, pro forma	$	(2,390,502)	$	(2,118,419)

	Basic loss per share as reported	$	(0.40)	$	(0.40)

	Basic loss per share, pro forma	$	(0.40)	$	(0.45)



The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997:



	Risk free interest rate		5.9%

	Expected life		1.5 years

	Expected volatility		65%

	Expected dividends		$0





NOTE 10 - COMMITMENTS AND CONTINGENCIES



Leases

On November 9, 1995, the Company signed a definitive 25-year docking and franchise agreement with the city of Wyatt, Missouri granting the Company the exclusive right to development and manage a riverboat casino entertainment center on the Mississippi River. On March 23, 1996, the Company entered into a three-year lease plus renewal options for land on the Mississippi River near Wyatt, Missouri. Payments under the lease will be required only if the Company begins construction or if the Missouri Gaming Commission selects the Company for gaming license review. In the event that one of these conditions is met, the Company will be required to pay lease payments of $50,000 annually.

E-COMMERCE WEST CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 1998



NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)



Litigation

The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.





NOTE 11 - RELATED PARTIES



The Company has a note receivable outstanding for $9,000 from an officer/director/shareholder of the Company as of July 31, 1998 and notes receivable outstanding for $18,000 from two officers/directors/shareholders of the Company as of July 31, 1997. The notes earn interest at 9% and had initial maturity dates of April 9, 1997 which were extended to January 9, 1998. These notes are currently due.



At July 31, 1998 and 1997, an officer/director/shareholder had advanced funds totaling $0 and $2,900, respectively, to the Company for its operational overhead and expenses.





























































Item 9.	Changes in and Discussions with Accountants on

		Accounting and Financial Disclosure.



      Dismissal of Auditors



      At a Board of Directors meeting on August 8, 1997 the Board dismissed Arthur Andersen LLP as the Company's auditors. A Form 8-K stating that event was filed on August 12, 1997, a copy of which is included as an exhibit to this report. [See:
Exhibits]



      Appointment of Auditors



      At a Board of Directors meeting on October 20, 1997 the Board selected Singer, Lewak, Greenbaum & Goldstein, LLP, a regional accounting firm based in Los Angeles, California, as its auditors. A Form 8-K stating this event and that there were no disagreements with the previous auditors was filed on October 24, 1997 a copy of which is included as an exhibit to this report. [See: Exhibits]















































































PART III



Item 10.    Directors and Executive Officers

            of the Registrant



      The names of the directors and executive officers of the Company and certain information about them is set forth below:



Directors and Executive Officers



      The Directors and Executive Officers of the Company, their positions and ages are as follows:



      Name                    Age                    Position



Jon F. Elliott	            51	          President, Chief
Executive

                                               Officer &
Chairman of the

                                               Board




Jon F. Elliott, President & Chief Executive Officer - As President of the Company Mr. Elliott will oversee all corporate matters pertaining to the development and operation of the Company. In addition to having a background in gaming, television production and broadcasting, Mr. Elliott has 17 years of management, marketing and franchise skills.



Mr. Elliott's employment history is as follows:



1993 to Present - Founder, President, Chief Executive Officer and Chairman of the Board, E-Commerce West. President,
Secretary and a Director of the Company's wholly-owned subsidiaries.



      Appointments and Resignations to the Board of Directors



      On March 30, 1998 Larry Close, the Company's Vice President of Gaming, Secretary and a Director and an Officer, Director and Secretary of the Company's subsidiary companies resigned from all the aforementioned positions. Mr. Close stated in his resignation letter to the Company's President and Chief Executive Officer that his resignation was in order to pursue other employment opportunities. The parting was on an amicable basis as the Company acknowledged Mr. Close's contributions to the Company due to his 25 years of experience in the gaming industry and wished him the very best in the future. This move was expected by the Company as Mr. Close had not received his salary since June, 1997 due to the Company's application of funds to sustain operations rather than paying executive salaries, and Mr. Close's move back to Reno from Deadwood in September, 1997. As of the date of the filing of this report Mr. Close's seat on the board has not been filled. [See Exhibits]



Item 11.	Executive Compensation



            Pursuant to Management Agreements approved and signed by the Board of Directors, Jon Elliott and Larry Close, the Company's two senior executive officers were to receive annual salaries of $140,000 and $115,000 respectively in the Company's fiscal year August 1, 1997 to July 31, 1998. Larry C. Close the Company's Vice President of Gaming left the Company at the end of September, 1997 and thus was to receive a pro rata portion of his annual salary of $115,000. Officers' salary expense for the year was $196,667 however, in an effort to preserve the Company's cash, both Officers drew no cash for the entire year. $125,833 was paid to one officer in restricted stock; two $9,000 loans plus 9% annual interest to two officers were offset against the salaries; and, $2,500 in office equipment was applied against one officer's salary. At the close of the fiscal year Jon Elliott was due $24,841 while Larry Close was owed $23,174. Mr. Elliott is to receive $165,000 per the terms of his employment contract for the upcoming fiscal year. As of the date of this filing Mr. Elliott is owed $61,764 in deferred compensation.



      At a Board Meeting on May 5, 1998 and specifically to strengthen the Company's balance sheet by reducing the Company's outstanding debt to better position the Company to attract financing, Jon Elliott the Company's President & CEO, agreed to exchange the money owed to him per his employment agreement for restricted common shares. Mr. Elliott has not received any salary nor any remuneration from the Company from June 1, 1997 through July 31, 1998. His salary has been accrued. Through April 30, 1998 the Company owed Mr. Elliott $125,833.29. On May 5, 1998 the common shares of the Company had a bid price of $0.08. Due to the fact the shares are restricted shares pursuant to Rule 144 of the Securities & Exchange Commission, and primarily due to the volatility and drastic drop in the price of the Company's common shares; from $0.53 at the end of the Company's fiscal year on July 31, 1997, to $0.31 at the end of the current years first fiscal quarter on October 31, 1997, to $0.13 at the end of the current year's second fiscal quarter on January 30, 1998 to $0.10 at the end of the current fiscal quarter on April 30, 1998, the stock issued to Mr. Elliott was issued at a discount to the then current bid price. Therefore 3,145,832 shares calculated at $0.04 per share were issued to Mr. Elliott.



      Directors will be paid $200 for each meeting and are reimbursed for their out-of-pocket expenses when attending meetings on behalf of the Company. Executive Officers will not be paid any additional consideration for attending Board Meetings. The Directors have deferred all compensation for attending Board Meetings to date.



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
31, 2003



The Board of Directors on July 15, 1997 authorized the establishment of 500,000 options, each to be exchanged on a one for one common stock basis, to be offered at the discretion of the President to investors. These options would be priced at the time granted at a price above the then current price of the Companys shares. Further, that each option shall be for a period established by the President at the time they are granted. The common stock issued pursuant to all of the aforementioned options are restricted under the Securities and Exchange Commission Rule 144.



      Larry C. Close, the Corporation's former Vice President, did not exercise the 600,000 options issued to him at $0.60 on July 15, 1997 within the ninety day period from his departure from the Company as required by the Plan. Thus the options expired and were automatically returned into the Company's stock option plan.



      Employment Agreements



      The Company's chief executive officer voluntarily restructured his employment agreement. Jon Elliott, the Company's President & CEO reduced the relocation fee from $15,000 down to $5,000, eliminated all bonuses due on the Company's net profit and reduced his gross revenues bonus allocation by one percent across the board.





























Item 12.	Security Ownership of Certain Beneficial Owners and

            Management



      The following table sets forth certain information regarding the Company's Common Stock as of July 31, 1998, not giving effect to any stock options or Warrants outstanding as of such date, owned or recorded beneficially by each person owning more than 5% of such Common Stock and by all officers and directors as a group.



   COMMON STOCK



Name of                            Number

Beneficial Owner                 of Shares       % of Total
Outstanding



 Jon F. Elliott

 P.O. Box 623

 Deadwood, SD                     4,124,734               47.7



 CEO/ President and Director

-----------------------------------------------------------------
--------

 All Officers & Directors

as a Group                        4,124,734               47.7





Item 13.       Certain Relationships and Related Transactions



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



      Corporate Activities



      Class "A" & Class "B" Warrants



      At a  Board of Directors meeting on January 19, 1998, the
Board extended the exercise date for the Companys Class "B"
Warrants to July 26, 1998 with all other terms and conditions remaining in effect.



      At a Board of Directors meeting on July 14, 1998 the Board extended the exercise date for the companys Class "B" Warrants until January 26, 1999 with all terms and conditions remaining in effect.



      Amendment to Articles of Incorporation



      Subject to the Corporation's request on July 20, 1996 the Company received a Certificate from the Utah Division of Corporations and Commercial Code dated July 28, 1998 amending its Articles of Incorporation to change the name of the Corporation to "E-Commerce West Corp." from "Royal Casino Group
Inc." [See: Exhibits]









      Stock Issuances & Retirement of Shares



      From its active S-8 registrations, # 33-34786 and # 333-32415, the Company instructed its transfer agent in August, 1997 to issue 6,000 common shares to Ron Island for consulting services; in November, 1997 to issue 4,217 common shares in the name of OTR Inc. for outside services performed for the Company; and, in April, 1998 to issue 5,000 common shares to Dan French for consulting services related to engineering for the Companys planned riverboat casino development near Wyatt, Missouri. Further, the Company instructed its transfer agent to issue the following in August, 1998: David Addison 26,470 common shares for legal services performed for the Company; Deb Berg 25,000 common shares as an employee bonus; McGinn, Smith & Co. 50,000 common shares as an investment banking fee; and, Dalton & Mathias, the Companys outside accounting firm, 44,845 common shares as a portion of their compensation for consulting services performed for the company; In October, 1998 to issue Gaming Venture Corp. 10,938 common shares as the balance of consulting fees for services performed for the Company; Mainstream Consultants 17,000 common shares as a consulting fee for services performed for the Company; and, David Addison 9,097 common shares for legal fees performed for the Company. In December, 1997 to issue 68,116 common shares to Dalton & Mathais as a portion of their compensation for consulting services performed for the company and 7,692 common shares in the name of Arthur Lovett for his efforts as an outside consultant assisting the Company with its EDGAR compliance filings. In February, 1998 to issue Deb Berg 58,400 common shares for consulting services performed for the Company. In April, 1998 to issue David Addison 23,100 common shares for legal services performed for the Company. In June, 1998 to issue Dan French 12,890 common shares for consulting services related to engineering for the Companys planned riverboat casino development near Wyatt, Missouri. In July, 1998 to issue Dalton & Mathias 88,740 common shares as a portion of their compensation for consulting services performed for the company; WWWServices 20,000 common shares for Internet consulting services performed for the Company; Leonard Milstein 5,000 common shares as partial payment for legal services performed for the Company; and, Deb Berg 25,000 common shares for consulting services performed for the Company.



      The Company's President/CEO, Jon Elliott, has not received any cash compensation in the 17 months from June, 1997 through the date of the filing of this report and has continued to devote his full time to the Company. In lieu of cash salary per the terms of his Employment Agreement and to preserve the Company's cash he exchanged the $125,833.29 owed through April 30, 1998 for 3,145,832 restricted common shares which were issued on May 5, 1998. This transaction strengthened the Company's balance sheet by reducing its debt.



      The Company issued 25,000 restricted common shares to the Company's corporate counsel, Richard Schneider, as a bonus on July 31, 1998.



      Larry Close, the Company's former Vice President of Gaming and a director who resigned on March 30, 1998, returned 200,000 common shares which were issued to him in his capacity as an officer and director of the Company on July 24, 1998. These shares were retired into the Company's treasury. Mr. Close still retains 100,000 common shares.







Regulatory Matters



South Dakota Commission on Gaming



      To operate a gaming facility in Deadwood, South Dakota each gaming company together with its officers, directors and 5% shareholders must be found suitable, after thorough background checks, to hold a South Dakota Gaming License. The licenses are renewable each year. Due to the closing of Goldiggers in January, 1998 and the Company's new corporate direction into Internet commerce, the Company chose not to renew its gaming license in July, 1998.



      On September 17, 1997 the South Dakota Commission on Gaming filed a complaint against Royal Casino Group alleging a violation of the minimum bankroll requirements in Goldiggers. The complaint stated that Goldiggers had $61,000 cash on hand when the regulations called for $63,000. In correspondence to the Commission from the Company's attorney and further in a meeting between the Company's attorney and the Company's President with the Executive Secretary, the Director of Enforcement and the Senior Auditor of the South Dakota Commission on Gaming, it was pointed out to the Commission that the agent conducting the audit overlooked certain moneys on hand which brought the actual total to over $78,000, 25% more than the required minimum. The Executive Secretary promptly dismissed the complaint on October 2, 1997.



      As is customary with the permanent closing of a casino, the South Dakota Commission on Gaming conducted an audit of all Goldiggers gaming records from the date the property was acquired in June, 1996 through to the date of closing, January 5, 1998. The audit began in January, 1998. The Company was notified in June, 1998 that the Commission had completed its audit with the result being a refund to the Company in excess of $4,000.



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





Chip & Token Redemption



      Per the rules and regulations of the South Dakota Commission on Gaming, the Company is compelled to redeem all outstanding tokens and chips presented by patrons at face value and to advertise that fact for a continuous four month period. Therefore, the Company placed newspaper advertisements twice a week in four area newspapers from January 22, 1998 through May 15, 1998 announcing that persons in possession of Goldiggers gaming chips and tokens may redeem them for face value through May 15, 1998. The total amount redeemed for the four month period was $1,216.



            Complaint



      On April 13, 1998 the Executive Secretary of the South Dakota Commission on Gaming ("SDCG") filed a two-count complaint alleging that on April 13, 1998 there were four small claims judgments against Royal Casino Group and/or Goldiggers Hotel & Gaming totaling approximately $7,500 & further on April 13, 1998 there existed an IRS tax lien entered against Royal Casino Group and/or Goldiggers in the amount of approximately $15,740. Further, that the Commission had scheduled a hearing on these matters with the stated purpose to consider a revocation of the gaming licenses of Royal Casino Group and Goldiggers. The Company believed this to be very grave action proposed to be taken by the SDCG with potentially severe repercussions to the Company. A gaming license in any recognized jurisdiction comes only after extensive and invasive background and suitability checks have been performed on the Company, its Officers, Directors and significant shareholders to the satisfaction of the appropriate gaming commission. As such a gaming license is considered a privilege. Royal Casino Group together with its Officers and Directors had undergone a thorough investigation by the SDCG prior to receiving its gaming license. On April 20, 1998 and in a subsequent letter re-capping the conversation on April 21, 1998, the President & CEO of Royal Casino Group and the President of Atlantic-Pacific Corp., Royal's wholly-owned subsidiary that owned and operated Goldiggers, informed the SDCG's Executive Secretary, Larry Eliason, that:

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



      Dismissal of Complaint



      The Company was adamant about protecting its rights and its gaming licenses and was therefore forced by Larry Eliason, the SDCG's Executive Secretary, to retain a new legal counsel to defend what was obviously, in the Company's oppinion, malicious and selective enforcement on Mr. Eliason's part. The Company's new lawyer required a retainer causing the Company to use funds that otherwise would have gone to pay creditors. This new lawyer informed the attorney for the SDCG that if they did not dismiss the complaints with prejudice, he would embarrass the SDCG by putting the Executive Secretary, Larry Eliason and the Director of Enforcement, Stan Triplett on the witness stand and demanding they testify as to how many gaming licenses have ever been revoked and if any, how many had ever been revoked for a small claims judgment. He knew the answer was none. Further, he advised counsel he would put the Clerk of Courts on the stand and ask her to research each and every small claims judgment against every holder of a South Dakota Gaming License dating back to 1990 and after every one ask Larry Eliason, the Executive Secretary, why a complaint and a revocation hearing was never taken against that license holder. It was clear from the response that never had the SDCG filed a complaint seeking license revocation against any holder of a gaming license for having a small claims judgment. The Company asked the member of the legislature together with the state senator for the area to attend the Commission hearing on the Companys behalf which they did. At the public hearing on May 8, 1998 the SDCG voluntarily dismissed both complaints without a hearing and with prejudice.



      Nevada Gaming Commission



      In April, 1997 the Company submitted its application to the Nevada Gaming Commission seeking licensing in connection with its proposed acquisition of the Triple J Casino in Henderson, Nevada. The Company provided $85,000 to the Nevada gaming regulatory bodies to commence the background checks and suitability into the Company and its Officers and Directors. The Commission began its background checks in early July, 1997. In late July, 1997 the Company determined not to proceed with the acquisition of the Triple J Casino and so notified the Nevada Gaming Commission seeking permission to withdraw its application for licensing.



      In January, 1998 the Nevada Gaming Control Board advised the Company that pursuant to its request in July, 1997 to withdraw its application for licensing in Nevada, its agent would need to re-visit Royal Casino Group's offices in late February, 1998 to review all financial reports and documents generated by Goldiggers. In addition, the agent requested to review related Royal Casino Group financial information and correspondence plus corporate documentation relating to the Company's Nevada subsidiary which had been created solely to acquire the Triple J Casino. Subsequently, the Company was informed by an agent of the Nevada Gaming Control Board that the Company's request to withdraw was scheduled on the agenda of the Nevada Gaming Control Board's meeting on June 3, 1998 and on the Nevada Gaming Commission's agenda at its meeting on June 25, 1998. If both agencies granted the Company's request to withdraw, then the Company would be entitled to a refund of the unused portion of the $85,000 deposited by the Company with the Nevada Gaming Control Board at the onset of their investigation into the Company's application.



      On June 3, 1998 the Company appeared with both corporate counsel and Nevada gaming counsel before the Nevada Gaming Control Board seeking permission to withdraw the Company's application for a Nevada gaming license. The Nevada Gaming Control Board voted unanimously to grant the Company's request to withdraw their applications without prejudice. Subsequently, on June 25, 1998 the Nevada Gaming Commission voted to allow the Company to withdraw its application without prejudice. [See:
Subsequent Events]



      South Dakota Department of Revenue



      In January, 1998 the State of South Dakota Department of Revenue began conducting an audit of the sales and use tax paid by the Company's subsidiary that operated Goldiggers. They selected three random months for review, two of which occurred when the subsidiary was owned by Casino Magic. Based upon their findings they expanded their audit to cover the period from November, 1994 through December, 1997. The majority of this time Goldiggers was owned and operated by Casino Magic. Subsequently, the Company was informed that its subsidiary company owed approximately $12,000 in unpaid sales tax, use tax and interest.



      The Company did not believe it owed the $12,000 assessed by the Department of Revenue and began to research and gather related information that the Company believed would drastically reduce this amount. The Company was hampered in its efforts to locate the support documents due to the closing of Goldiggers and the relocation of the historical files, some of which at the time were in the possession of the South Dakota Commission on Gaming for the purpose of conducting their audit. Goldiggers was owned and operated by Atlantic-Pacific Corp. which was owned by Casino Magic Corp. from inception in 1991 through to its acquisition by Royal Casino Group in June, 1996. Per the terms of the acquisition, Casino Magic indemnified Royal Casino Group from any prior obligations arising from actions such as an outstanding sales or use tax obligation should one exist.



      After presentation of appropriate documentation verifying the payment of the majority of the taxes claimed as owed by the Department of Revenue to the agent assigned the matter, the South Dakota Department of Revenue reduced the amount it claimed was owed by Goldiggers for sales and use tax plus interest for the periods from November, 1994 through to and including December, 1997 from $12,000 to approximately $5,000. The Company believed, by continuing to research its records, that it would be able to considerably reduce the aforementioned amount. However, the agent resigned from the Department resulting in an immediate assessment by the Department of $4,936 plus penalties and interest. The Company sought to have a hearing to present the additional proof of payment. The Department set a December, 1998 hearing date in Pierre, South Dakota. The Department simultaneously offered to settle the matter for payment of the principal amount only. Against the advice of the Companys counsel, the Company advised the Company's counsel to advise the Department that it would accept the settlement as the costs for employees and corporate counsel to travel to Pierre together with fees incurred would almost equal the settlement amount.
The settlement will be in full and in perpetuity.  [See:
Subsequent Events]



      Securities & Exchange Commission



      In a letter to the Company dated February 27, 1998, the Securities & Exchange Commission made comments based upon an examination restricted solely to considerations of the Financial Statements, Management's Discussion and Analysis and Selected Financial Data incorporated in the Company's Form 10-K for the year ended July, 31, 1997 and the Form 10-Q for the quarter ended October 31, 1997. Commission staff made comments and requested an amendment and answer within 10 business days from the date of the letter. Although the company believes that it can adequately address all the issues raised to the satisfaction of the Commission, to do so involves time, research and coordinated input from three of the Company's professionals.
The Company has incorporated all of the Commission's comments in this Form 10-K.



      Internal Revenue Service



      A federal tax lien in the amount of $15,740.35 was filed against the Company with the appropriate South Dakota regulatory bodies on March 2, 1998 and was paid in full by the Company by March 30, 1998. In a letter of explanation to the Company, the revenue officer wrote that she had received information that Goldiggers was closed and the assets were for sale. Therefore she stated, she filed the lien to protect the governments interest. A Certificate of release of Federal Tax Lien was recorded by the appropriate South Dakota regulatory agencies on April 15, 1998.





      Workmans Compensation Audit



      Post-closing of Goldiggers, Atlantic-Pacific Corp.
underwent a workman's compensation audit, which resulted in a refund to Goldiggers in the amount of $14,043.



Subsequent Events



      Option To Purchase Land Adjacent to the Triple J Casino in
Henderson, Nevada.



      In anticipation of its planned acquisition of the Triple J Casino in Henderson, Nevada, the Company obtained an eighteen month option to purchase for $75,000 7.28 acres of land adjacent to the 16 acres which comprised the Triple J. The option allowed the Company to purchase the property for $1.5 million with the $75,000, which was paid in restricted shares of the Company's common stock, to be credited toward the purchase price. Since the Company elected not to proceed with the acquisition of the Triple J the Company had no further use for the property and allowed its option to expire on September 30, 1998. The Company has written off the $75,000 down payment.



      S-8 Registration



       An S-8 registration statement was filed on July 28, 1998. On August 21, 1998 E-Commerce West received its registration number from the Securities & Exchange Commission making the registration statement effective as of that date. The Registration Number 333-59975 is for employees and consultants and is for 750,000 common shares with the proposed maximum offering price of $0.30 per share resulting in a proposed maximum aggregate offering price of $225,000. A copy of this registration statement is included as an exhibit with this report.



      Stock Issuances



      During the Company's fiscal year from August, 1997 through July, 1998, Jon Elliott, the company's Chief Executive Officer and a Director sold a total of 56,000 common shares at an average price of $0.39 on the open market of which 10,000 were sold in the last fiscal quarter. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.



      After the end of the Company's fiscal year on July 31, 1998 the following shares were issued:

- on September 9, 1998 20,000 restricted common shares were issued to Keith & Kristi Schillinger for their participation in E-Commerce West's Internet Web site from the treasury.

- on October 26, 1998 25,000 restricted common shares were issued as a bonus to Craig Mathias, the Company's outside accountant from the treasury; 300,000 restricted common shares were issued to Deb Berg from the treasury for her participation in a variety of yet-to-be defined Internet Web sites. The 300,000 shares are provided to Ms. Berg with the understanding that she will return 100,000 shares to the Company for each year less than three that she provides services to the Company. Issued to John Lowe for consulting services relative to the Internet, 1,294 common shares from the Company's active S-8 registration # 33-34786 completing the issuance of the total number of shares to be issued under the registration, plus 492 common shares from the Company's active S-8 registration # 333-32415.



      Common Stock Trading Symbol Change



      Reflecting the name change to E-Commerce West the trading symbol for the common stock was changed from "WINZ" to "ECOM" on August 7, 1998.



      Sale of Slot Machines



      The terms of the sale agreement of the slot machines called for monthly payments commencing 60 days after the date of the agreement and continuing for an extended period of time. As the Company was in need of cash, the Company and the purchaser agreed to an accelerated payment totaling $51,000 to complete the transaction. The Company included a few separate bill acceptors and its casino signage in the transaction.



      Proposed Wyatt, Missouri Riverboat Casino



      Subsequent to the Company notifying the Army Corps of Engineers that the points proposed by the Missouri Department of Natural Resources in their comment letter responding to the Corps's Public Notice were acceptable, the Company's engineer has been notified by the Corps that they will request the Missouri Department of Natural Resources to issue a Water Certification Permit. Once received by the Corps, they will proceed to issue the Section 404 permit necessary prior to the commencement of any construction related to the Company's proposed Riverboat Casino Entertainment Center. However, the Company can not project a time frame for the issuance of the permit.



      Nevada Gaming Commission



      In April, 1997 Royal Casino Group applied to the Nevada Gaming Commission for a gaming license pursuant to its proposed acquisition of the Triple J Casino in Henderson, Nevada. In July, 1997 Royal Casino Group gave the Nevada Gaming Commission $85,000 to begin their investigation into the background of the Company and its officers and directors. As previously reported, Royal Casino Group determined not to proceed with the acquisition and requested permission from the Nevada Gaming Commission to withdraw its application later that same month in July, 1997. As reported earlier in this document both the Nevada Gaming Control Board and the Nevada Gaming Commission voted to grant permission to allow Royal Casino Group to withdraw its application in June, 1998. In October, 1998 the Company received a refund of $38,000 of the $85,000 deposited with the Nevada Gaming Commission.





      Corporate Loans



      Jon Elliott, the Company's President/CEO has not received any cash compensation per the terms of his Employment Agreement for the 17 month period from June, 1997 through October, 1998. He owes the Company a total of $9,000 per loans of $3,000 on August 5, 1998; $2,000 on August 28, 1998; and, $4,000 on
October 3, 1998. The loans have an interest rate of 5%, simple interest, calculated annually.





PART IV



Item 14.    Financial Statements, Schedules

            Exhibits and Reports on Form 8-K



      (1)   Financial Statements



(a) The Financial Statements required pursuant to this Item have been filed as part of this report under Part II, Item 8.



      All other schedules have been omitted because the information prescribed therein is not applicable, not required, or is furnished in the financial statements or notes thereto.



(b)   Three reports on Form 8-K were filed during the year ended
July 31, 1998; one on August 12, 1997, one on October 21, 1998 and the other on January 12, 1998. Subsequent to the end of the fiscal year a Form 8-K was filed on August 11, 1997



      (2)   Exhibits



Exhibit No.                  Description                    Page
No.



     1	          S-8 Registration Statement dated

                July 30, 1997, Registration # 333-32415.



     2          Form 8-K which was filed on August 12,

                1998 announcing the dismissal of Arthur

                Andersen LLP as the Company's auditors;

                the Company's request to the Nevada Gaming

                Commission seeking permission to withdraw

                its application for a gaming license; and,

                the entering into a settlement agreement

                on the only outstanding corporate litigation.



     3          Form 8-K which was filed on October 21, 1998

                announcing the engagement of Singer, Lewak

                Greenbaum & Goldstein LLP as the Company's

                independent accountants.



     4          Form 8-K which was filed on January 12, 1998

                announcing the closure of Goldiggers Hotel

                and Gaming Est.



     5          Form 8-K filed on August 3, 1998 announcing

                the name change of the Corporation to E-Commerce

                West Corp. from Royal Casino Group Inc. including

                a Certificate of Amendment to the Companys

                Articles of Incorporation attesting to that fact.



     6          Copy of Larry C. Closes letter of resignation

                as an officer, secretary and director of Royal

                Casino Group and all its subsidiaries.



     7          S-8 Registration Statement dated July 28, 1998,

                Registration # 333-59975.



     8          Consent of Singer Lewak Greenbaum & Goldstein



Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the information is given in the financial statements of the Company.



















































































































                             Signatures







Pursuant to the requirements of Section 13 or 15 (d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of November, 1998.



				E-COMMERCE WEST INC.







				By   /s/ Jon F. Elliott___

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



     Signature                     Title
Date



  /s/ Jon F. Elliott        President,                  November
 , 1998

  Jon F. Elliott            Chief Executive Officer,

                        	    Chairman of the Board
































Form 10-K   7/31/98   Exhibit 1









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



                        E-COMMERCE WEST INC.

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

                         E-Commerce West Inc.

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



PART II



INFORMATION REQUIRED IN THE REGISTRATION STATEMENT



Item 3.     Incorporation of Documents by Reference



      The following documents filed with the Securities and Exchange Commission (the "Commission") by E-COMMERCE WEST INC.
(the "Company") are incorporated herein by reference:



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



Although the Company's financial statements for the nine months ended April 30, 1997 have not been audited by Arthur Andersen LLP, they have informed the Company that if the current cash flow and liquidity problems continue to exist at the time of their audit of the financial statements for the year ended July 31, 1998, their report on those statements will include an explanatory fourth paragraph because of substantial doubt about the Company's ability to continue as a going concern.



Item 4.     Description of Securities.



      Not applicable.



Item 5.     Interests of Named Experts and Counsel



      Not applicable.



Item 6.     Indemnification of Directors and Officers.



      The Company's Bylaws provide for indemnification (to the full extent permitted by law) of directors, officers, and other agents of the Company against expenses, judgments, fines and amounts paid in settle-ments actually and reasonably incurred in connection with any proceeding arising by reason of the fact that such person is or was an officer, director, or agent of the Company.



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



						 /s/ Roderick H. Powell III



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





































































FORM 10-K    7/31/98    EXHIBIT 2









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

























































FORM 10-K    7/31/98    EXHIBIT 3









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



      (iv) In connection with its audit for the period indicated at (a)(ii) above, there have been no disagreements with Arthur Andersen, L.L.P. on any matter of accounting principles or practices,financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen L.L.P. would have caused them to make reference thereto in their report on the financial statements for such year.



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









































































	FORM 10-K    7/31/98    EXHIBIT 4









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



                   Exhibit index page number:  none









































ITEM 5.     OTHER EVENTS



      (i)

          In order to curtail losses and preserve shareholder capital,

      the Registrant's wholly-owned subsidiary, Atlantic-Pacific
Corp.,

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

      Winter and Spring resulting in an overall downturn in Summer tourism. For the year Goldiggers generated over $300,000 less in revenues. Continuing downward, Goldiggers' revenues for the first fiscal quarter decreased $194,000 year over year yet the Company was able to improve direct operating department costs
$302,000

      during the same period.   Royal Casino Group continued to
provide

      cash injections to support the losses and sustain
Goldiggers'

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






     Royal Casino Group  Inc.
















          By:_ /s/  Jon F. Elliott_____


         Jon F. Elliott, President/CEO





Date:  January 9, 1998





























































FORM 10-K   7/31/98  EXHBIIT 5



SECURITIES AND EXCHANGE COMMISSION



  Washington, DC 20549



FORM 8-K



Pursuant to Section 13 or 15(d) of the

   Securities Exchange Act of 1934





Date of Report (Date of earliest event reported):   July 31, 1998



ROYAL CASINO GROUP INC.



(Exact name of registrant as specified in its charter)







UTAH	 			0-10315			95-4091368

(State or other             (Commission	  (I.R.S. Employer

jurisdiction of              File Number)	 Identification #)

      incorporation)



          152 Sherman St., Deadwood, South Dakota          57732

         (Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code: (605)
578-1299



Total number of sequentially numbered pages:   4



Exhibit index page number:   4















































ITEM 5	OTHER EVENTS



      At a Board of Directors meeting on July 20, 1998 the following events took place:

      - the Board by resolution, acting upon a Written Consent of Shareholders, voted and approved the name change of the corporation to:

                       E-Commerce West Corp.

      see Exhibit A, page 4, copy of "Certification of Articles of Amendment Enacting Change of Name" issued by the State of Utah, Department of Commerce.)

      - a change in the primary corporate focus from gaming to Internet commerce was also approved.



















































































 2















                           SIGNATURES





Pursuant to the requirements of the securities and exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          E-COMMERCE WEST CORP.





                                formerly, ROYAL CASINO GROUP INC.











                                          By: /s/ Jon F. Elliott


                                             Jon F. Elliott

                                             President/CEO





Date: August 3, 1998





















































                                 3









EXHIBIT A









              CERTIFICATION OF ARTICLES OF AMENDMENT

                    ENACTING CHANGE OF NAME









THE UTAH DIVISION OF CORPORATIONS AND COMMERCIAL CODE HEREBY
CERTIFIES THAT Articles of Amendment were submitted by



                     ROYAL CASINO GROUP INC.



FOR APPROVAL AND FILING BY THIS OFFICE ON July 21, 1998, and that the corporation name is changed thereby to



                      E-COMMERCE WEST CORP.



AS APPEARS OF RECORD IN THE OFFICES OF THE DIVISION.



File Number: CO 091053





                                      Dated this         28th
   day

                                      of         July
,1998.









                                              /s/ Lorena P.
Riffo

                                      Lorena P. Riffo

                                      Division Director of

                                      Corporations and
Commercial Code





































                               4







FORM 10-K  7/31/98  EXHIBIT 6









Larry C. Close		1917 Catherine Court

______________________  Gardnerville,  NV  89410-6665

                        (702) 782-8669









                        March 30, 1998







Mr. Jon Elliott

President and Chief Executive Officer

ROYAL CASINO GROUP INC.

P.O. Box 545

Deadwood,  SD  57732-0545



Dear Jon:



As we discussed on the telephone in order for me to pursue other employment opportunities I respectfully resign my positions of Vice President of Gaming, Secretary and Director of Royal Casino
Group Inc., and its subsidiaries effective this date.



It would not be in the best interests of the company for me to retain these positions while actively seeking employment outside the company. However, I am available to offer any help or assistance to ensure a smooth transaction from these duties.



I am sending a copy of this letter to notify Commission on Gaming Executive Secretary Larry B. Eliason as per South Dakota Rules and Regulations for Limited Gaming, 20:18:06:05 Termination of employment of key or support license. A key or support licensee who changes employment, is terminated, or resigns employment must notify the executive secretary in writing within seven days.



Sincerely,



  /s/ Larry C. Close





Larry C. Close





















FORM 10-K  7/31/98  EXHIBIT 7





As filed with the Securities and Exchange Commission on July 28,
1998


Registration No.  333-59975__


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

                       THE SECURITIES ACT OF 1933

                           ________________



                       ROYAL CASINO GROUP INC.

       (Exact name of registrant as specified in its charter)



           Utah
95-4091368

(State or other jurisdiction of            (IRS Employer
Identification No)

 Incorporation or organization)



            152 Sherman St

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

    (Telephone number, including area code, of agent of service)

                    ______________________________



                               Copy to:

                       Leonard R. Milstein, Esq.

                      684 Higuera Street, Suite C

                   San Luis Obispo,  CA  93401-3511

(805) 	                       (805) 541-5100

















CALCULATION OF REGISTRATION FEE







                                  Proposed        Proposed

Title of                          Maximum         Maximum

Securities To  Amount To          Offering Price  Aggregate
  Amount of

Be Registered  Be Registered(1)   Per share(3)    Offering
Price(3) Registration fee



Common Stock

($0.001 par value

per share)       750,000(2)         $0.30         $225,000
    $100.00





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



(2) Represents 750,000 to be issued pursuant to the informal consulting/compensation plan of Registrant and includes re-offers of such shares.



(3) Estimated solely for the purpose of calculating the registration fee pursuant to Rule 457 (c) and (h), based upon the average of the bid and asked price of Common Stock on July
14, 1998.


==============================================================

























































PART I



INFORMATION REQUIRED IN THE SECTION 10(a) PROSPECTUS



Item 1.     Plan information.

            Omitted as Permitted.



Item 2.     Registrant information and Employee Plan Annual
Information.

            Not applicable.



PART II



INFORMATION REQUIRED IN THE REGISTRATION STATEMENT



Item 3.     Incorporation of Documents by Reference



      The following documents filed with the Securities and Exchange Commission (the "Commission") by ROYAL CASINO GROUP
INC. (the "Company") are incorporated herein by reference:



(a) 	  The Company's Annual Report on Form 10-K for the fiscal

year ended July 31, 1997 filed pursuant to Section 13(a)or
15(d)of the Securities Exchange Act of 1934, as amended
("Exchange Act").



(b) 	All other reports filed by the Company pursuant to Section
13(a) or 15(d) of the Exchange Act since the end of the Company's fiscal year ended July 31, 1997.



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



Although the Company's financial statements for the nine months ended April 30, 1997 have not been audited by Singer Lewak Greenbaum & Goldstein LLP, they have informed the Company that if the current cash flow and liquidity problems continue to exist at the time of their audit of the financial statements for the year ended July 31, 1998, their report on those statements will include an explanatory fourth paragraph because of substantial doubt about the Company's ability to continue as a going concern.



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



Item 7.     Exemption from Registration Claimed.



      Not applicable.



Item 8.     Exhibits



      1.  Opinion and consent of Leonard R. Milstein, Esq.



      2.  Consent of  Leonard R. Milstein, Esq.

          (included in Exhibit 1)



      3.  Consent of SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



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

              Act");



              (ii) to reflect in the prospectus any facts or events

              arising after the effective date of this registration

              statement (or the most recent post-effective amendment

              thereof)which, individually or in the aggregate, represent a fundamental change in the information set forth in the

              registration statement; and



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





      (b) The undersigned registrant hereby undertakes that, for the purposes of determining any liability under the Securities Act, each filing of the registrants annual report pursuant to
Section 13(a) or Section15(d) of the Exchange Act that is incorporated by reference in this registration statement shall be deemed to be a new registration statement relating to the Securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona-fide offering thereof.



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

















































                             SIGNATURES





      Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form S-8 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deadwood, State of South Dakota, on July 14, 1998.



                         ROYAL CASINO GROUP INC.





                         By:______/s/ Jon F. Elliott_________

                            Jon F. Elliott, Chairman,
President/Chief

                            Executive Officer & Chief Financial
Officer





POWER OF ATTORNEY



	Each person in so signing also makes, constitutes and appoints Jon F. Elliott and Leonard R. Milstein and either of them, with full power of substitution and resubstitution, his true and lawful attorneys-in-fact, for him in any and all capacities, to sign any amendments (including post-effective amendments) to this Registration Statement and to file the same, with exhibits thereto, and other documents in connection therein, with the Securities and Exchange Commission.



	Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.





Signature                        Title
Date







__/s/ Jon F. Elliott     Chairman (President/Chief         July
14, 1998

Jon F. Elliott           Executive Officer/Chief Financial

                         Officer) and Director































INDEX TO EXHIBITS





EXHIBIT
 PAGE



   1	   Opinion and Consent of Leonard R. Milstein, Esq.
  8



   2     Consent of Leonard R. Milstein, Esq.
   8

 		(Included in Exhibit 1)



   3	   Consent of SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
  9



   4	   Power of Attorney (page 6 of this Registration
  6

		Statement)























































































                         LEONARD R. MILSTEIN

                           Attorney at Law



                     684 Higuera Street,  Suite C

                   San Luis Obispo,  CA  93401-3511

                 (805)  541-5100 (805)  541-5149 FAX





July 17, 1998



Royal Casino Group Inc.

152 Sherman Street

Deadwood, South Dakota 57732



                           RE: Registration Statement on Form S-8



Gentlemen:



      At your request, we have examined the Registration Statement on Form S-8, together with exhibits thereto, to be filed by you relating to the registration of 750,000 shares of common stock, $0.001 par value per share (the "Common Stock"), issuable in connection with Royal Casino Group Inc., a Utah Corporation (the "Company") Consulting/Compensation plan ("Plan"). We are familiar with the proceedings taken, and to be taken, by the Company in connection with the issuance of shares of Common Stock under the Plan and authorization of such issuance thereunder, and have examined such documents and such questions of law and fact as we deem necessary in order to express the opinion hereinafter stated.



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



						Very truly yours,





                                    /s/ Leonard R. Milstein



LEONARD R. MILSTEIN



























Exhibit 3







CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







      We have issued our report dated November 1, 1997 accompanying the consolidated financial statements included in the Annual Report of Royal Casino Group Inc. on Form 10-K for the year ended July 31, 1997. We hereby consent to the incorporation by reference of said report in this Registration Statement of Royal Casino Group, Inc. on Form S-8 effective July 23, 1998.









                           SINGER LEWAK GREENBAUM & GOLDSTEIN LLP







Los Angeles, CA

  July 22, 1998





































































FORM 10-K  7/31/98  EXHIBIT 8





CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have issued our report dated November 8, 1998, accompanying the consolidated financial statements included in the Annual Report of E-Commerce West Corp. (formerly known as Royal Casino Group, Inc.) and subsidiaries on Form 10-K for the year ended July 31, 1998. We hereby consent to the incorporation by reference of said report in the three Registration Statements of E-Commerce West Corp. on Forms S-8 (File no. 33-4786, effective May 31, 1996; File No. 333-32415, effective August 5, 1997 and File no. 333-59975, effective July 27, 1998).









SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



Los Angeles, California

November 8, 1998