Form 10-Q
period 1998-10-30
E COMMERCE WEST CORP
filed 1998-12-14
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC 20549



                             FORM 10-Q



         Quarterly Report Pursuant to Section 13 or 15(d) of the

                      Securities Exchange Act of 1934





                  For the Quarter ended October 31, 1998



                       Commission File No. 0-10315

                         E-COMMERCE WEST CORP.

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



As of October 31, 1998 8,988,888 shares of registrant=s $0.001 par value common stock were outstanding.

























                         E-COMMERCE WEST CORP.



                                INDEX




Page


Number







PART l.   FINANCIAL INFORMATION



Item 1    Consolidated Financial Statements



            Balance Sheet

            as of October 31, 1998
 3



            Statement of Operations

            as of October 31, 1998
 4



            Statement of Cash Flows

            as of October 31, 1998
 5



            Notes to Financial Statements
 6



Item 2    Managements Discussion and Analysis of

          Financial Condition and Results of Operations
 7



PART ll   OTHER INFORMATION



Item 2.   Change in Securities
11



Item 6.   Exhibits and Reports on Form 8-K
13







































                  E-COMMERCE WEST CORP. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS





ASSETS                                      October 31, 1998
July 31,1998



Current Assets

     Cash and cash equivalents                 $  62,872       $
  71,615

     Accounts Receivable                          20,000
   2,930

     Note Receivable - officer                     9,000
   9,000

     Notes Receivable
  51,000

     Prepaid expenses & other assets               1,133
  38,290

       Total Current Assets                    $  93,005       $
 172,835



Fixed Assets

     Property and equipment (net)              $  30,445       $
  32,873





Other Assets                                      31,000








       TOTAL ASSETS                           $  154,450       $
 205,708







LIABILITIES & EQUITY                        October 31, 1998
July 31,1998





Current Liabilities

     Accounts Payable                            142,248
  153,803

     Accrued liabilities                         172,593
  140,248           Net liabilities of discontinued

       operation                                 130,801
  136,392



    TOTAL CURRENT LIABILITIES                $   445,642
$  430,343









Equity

     Preferred Stock, 100,000,000

       authorized; 1,100,000 Series A

       convertible shares issued and

       outstanding                           $     1,100
   1,100

     Common Stock, $0.001 par, 150,000,000

       shares authorized; 8,988,888 &

       8,642,102 issued and outstanding

                	                           $     8,989
  8,642

     Additional Paid in Capital                5,862,843
5,856,840



     Accumulated deficit                      (6,164,124)
(6,091,217)



     TOTAL EQUITY                             (  291,192)
(224,635)



TOTAL LIABILITIES & EQUITY	               $   154,450       $
205,708









                  E-COMMERCE WEST CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS



                                        Quarter Ended
Year Ended

                                       October 31, 1998
July 31, 1998







Selling, General & Administrative       $    79,518         $
592,993

 Expenses




Loss from operations                         79,518
(592,993)



OTHER INCOME (EXPENSE)

     Interest Income                            574
 2,013

     Interest Expense                       ( 1,613)          (
14,421)

     Realized Gain (Loss)                     3,000
 7,312

     Loss on Abandoned Projects                               (
93,377)



Total Other Income (Expense)                  1,961           (
98,473)



LOSS FROM CONTINUING OPERATIONS

BEFORE INCOME TAXES                      (   77,557)          (
691,466)

INCOME TAX PROVISION
   100



LOSS FROM CONTINUING OPERATIONS          (   77,557)          (
691,566)



Discontinued Operations:

Loss from Operations                    ( 885)         (
304,867)

Gain(Loss)from Disposition

       Of Operation                           5,535         (
1,394,169)

      Net Gain (Loss) from

       Discontinued operations                4,650         (
1,699,036)





NET LOSS                                $ (  72,907)       $(
2,390,602)





Basic (Loss) Per Share- Continuing Operations $(.01)
 $(.12)

Basic (Loss) Per Share- Discontinued Operations(.00)
  (.28)

Total Basic (Loss) Per Share                  $(.01)
 $(.40)







Weighted-average common shares outstanding 8,764,364
6,052,413























                    E-COMMERCE WEST CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS



                               October 31, 1998

                                                  Quarter Ended
  Year Ended

                                                 October 31,1998
 July 31,1998

Cash Flows from Operating Activities:

      Net Loss from Continuing Operations        $ (   72,907)
 $ (691,566)



      Non-Cash Items in Net Loss

   Depreciation & Amortization                    2,429
5,416

         Issuance of stock for Services Rendered        6,500
    287,229

         Provision for loss on doubtful accounts
     46,314



      (Increase)Decrease in:

         Prepaid Expenses & Other Current Assets       37,157
    162,040

         Accounts Receivable                            2,930
  (  44,109)



      Increase(Decrease)in:

         Accounts Payable                         (    11,555)
     48,700

         Accrued Liabilities                           32,194
  (  22,427)
 -----------     ----------



      Net Cash Used in Continuing Operations      (     3,252)
  ( 208,403)

      Net Cash Used in Discontinued Operations    (     5,491)
 (1,590,972)

                                                   -----------
 -----------

      Net Cash Used in Operating Activities       (     8,743)
 (1,799,375)



Cash Flows from Investing Activities:

     Acquisitions of property & equipment
 (    8,180)
          -----------

     Net Cash used in Continuing Operations
 (    8,180)

     Net Cash provided by Discontinued Operations
  2,247,576

                                                   -----------
 -----------



      Net Cash Provided by Investing Activities:
  2,239,396



Cash Flows from Financing Activities:

      Payments on notes payable
 (  125,025)



                                                   ----------
 -----------

      Net Cash Used in Continuing

       Financing Activities
 (  125,025)         Net Cash Used in Discontinued

       Financing Activities
 (  243,945)

                                                    ----------
 -----------

      Net Cash Provided by Financing Activities
 (  368,970)



      Net Increase(Decrease) in Cash

       and Cash Equivalents                        (   8,743)
     71,051



Cash and Cash Equivalents, Beginning of Period     $   71,615
        564

                                                   -----------
 -----------

Cash and Cash Equivalents, End of Period           $   62,872
     71,615











                           E-COMMERCE WEST CORP.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED October 31, 1998



                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES







Basis of Presentation



      The accompanying interim financial statements of E-COMMERCE WEST CORP. (The Company) are unaudited; however, in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items.



      Due to the fact that the Companys previous single source of revenue, Goldiggers Hotel & Gaming Est., closed on January 5, 1998; and the Company experienced no revenues during the transition period from a gaming company to an Internet company; and with revenues anticipated to resume in the first calendar quarter of 1999 coinciding with the planned launch of the Companys first retail Web site; operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Companys audited financial statements for the year ended July 31, 1998 and the notes thereto, included in the Companys annual report on Form 10-K.



















































Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



General Financial Condition



     The Company does not have any current revenue streams from operations. However, revenues are anticipated to commence with the launch of the Companys first Internet retail Web site which is scheduled to occur in the first quarter of calendar year 1999. The Company does anticipate revenues within the current fiscal year to be derived from its Internet niche Web sites although there can be no assurances as to the amount of revenues or if the revenues will be sufficient to satisfy ongoing corporate operating expense.



      The Companys direct expenses throughout the quarter have been made from cash on hand plus loans from time to time from its President/CEO. The Company is currently seeking financing to sustain operations. Current cash on hand is not sufficient to meet ongoing operating expenses however the Company is optimistic that financing will be available, although there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required.





Results of Operations:



     E-Commerce West



     The quarter was spent in the continuing research into the Internet in general and electronic commerce specifically plus the development of the Companys initial retail Web site. Funds were expensed and are expected to continue to be expensed in the ongoing development of the Web site.



    Proposed Wyatt, Missouri Riverboat Casino



      Subsequent to the Company notifying the Army Corps of Engineers that the points proposed by the Missouri Department of Natural Resources in their comment letter responding to the Corpss Public Notice were acceptable, the Companys engineer has been notified by the Corps that they will request the Missouri Department of Natural Resources to issue a Water Certification Permit. Once received by the Corps, they will proceed to issue the Section 404 permit necessary prior to the commencement of any construction related to the Companys proposed Riverboat Casino Entertainment Center. However, the Company can not project a time frame for the issuance of the permit.



 Option To Purchase Land Adjacent to the Triple J Casino in
Henderson,

    Nevada.



      In anticipation of its planned acquisition of the Triple J Casino in Henderson, Nevada, the Company obtained an eighteen month option to purchase for $75,000 7.28 acres of land adjacent to the 16 acres which comprised the Triple J. The option allowed the Company to purchase the property for $1.5 million with the $75,000, which was paid in restricted shares of the Companys common stock, to be credited toward the purchase price. Since the Company elected not to proceed with the acquisition of the Triple J, the Company had no further use for the property and allowed its option to expire on September 30, 1998. The Company previously wrote off the $75,000 down payment.







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





     Stock Issuances



      The shares issued by the Company this quarter were:

- on September 9, 1998 20,000 restricted common shares were issued to Keith & Kristi Schillinger for their participation in E-Commerce Wests Internet Web site from the treasury.

- on October 26, 1998 25,000 restricted common shares were issued as a bonus to Craig Mathias, the Companys outside accountant from the treasury; 300,000 restricted common shares were issued to Deb Berg from the treasury for her participation in a variety of yet-to-be defined Internet Web sites. The 300,000 shares are provided to Ms. Berg with the understanding that she will return 100,000 shares to the Company for each year less than three that she provides services to the Company. Issued to John Lowe for consulting services relative to the Internet, 1,294 common shares from the Companys active S-8 registration # 33-34786 completing the issuance of the total number of shares to be issued under the registration, plus 492 common shares from the Companys active S-8 registration # 333-32415.



     Common Stock Trading Symbol Change



      Reflecting the name change to E-Commerce West the trading symbol for the common stock was changed from WINZ to ECOM on August 7, 1998.



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





      Corporate Loans



      Jon Elliott, the Companys President/CEO has not received any cash compensation per the terms of his Employment Agreement for the 17 month period from June, 1997 through October, 1998. He owes the Company a total of $9,000 per loans of $3,000 on August 5, 1998; $2,000 on August 28, 1998; and, $4,000 on
October 3, 1998. The loans have an interest rate of 5%, simple interest, calculated annually.





Equipment Rental, Overhead Reimbursement, Rent, Support Services



   The Company leases approximately 640 square feet for its corporate headquarters in Deadwood, South Dakota for $400 per month on a lease through April, 1999.





Consultants



    The Company did not retain any consultants during this quarter.



Subsequent Events



     echristmastrees.com



     On November 18, 1998 the Company launched the first of what the Company plans are several seasonal Web sites. The site, www.echristmastrees.com, sells two varieties of Christmas trees in various sizes plus two types of Holiday wreaths. The Companys goal this year was to brand the site. As such the Company purchased over 4 million banner ads on popular Web sites, such as www.usatoday.com. The Company retained the services of the Internet public relations firm that promoted the launch of Amazon.com, CoolShopping, ONSALE and LinkExchange, all successful Web sites. The Company was the beneficiary of significant publicity including an article in Business Week Online, an article syndicated to over 800 newspapers by Bloomberg, a review by Yahoos Daily News and many others. Of significance was the large number of measurable banner ad responses as click-throughs from Internet users in over 85 foreign countries. The Company interprets these results as extemely encouraging as to its ability to create interesting Web sites; creative advertising that produces results and an array of products generating significant world-wide appeal, as that is the future of the Internet.



     New Internet Web Site



      The Company continues to apply its time and money to the development of its second retail Web site. Suppliers and distribution arrangements are taking form. The Company anticipates the launch will occur in the first quarter of calendar year 1999. The Company will offer a product line currently not offered on the Internet. The site will be a year round retail site, and although it is premature to project the amount of revenues, the Company believes the site will be successful.



     Proposed Wyatt, Missouri Riverboat Casino



      The Missouri Department of Natural Resources has issued a Water Certification Permit to the Company. The Company had been previously advised this was the one remaining regulatory hurdle prior to the Army Corps of Engineers proceeding to issue the
Section 404 permit necessary prior to the commencement of any construction related to the Companys proposed Riverboat Casino Entertainment Center. Although the Companys engineer has been advised by representatives of the Corps that they plan to issue the permit, the Company can not project a time frame for the issuance.



     Stock Issuance



      On November 17, 1998 the Company issued 8,422 common shares to Arthur Lovett for his assistance with the Companys EDGAR compliance and, 35,000 common shares to Lucky Management pursuant to its consulting agreement. Both issuances were from the companys active S-8 registration, registration number 333-59975.



      In November, 1998 the Company, in private transactions with existing stockholders, placed 500,000 shares for $50,000.
The funds were used to launch, advertise, promote and cover operating expenses for echristmastrees.com



     Consultants



      The Company retained the services of The Ward Group to promote the launch of its initial Web site, echristmastrees.com.
 Additionally, the Company retained the services of Lucky
Management as an Internet marketing consultant. Both organizations were retained in November, 1998.



     Regulatory Matters



The Company reached a settlement with the South Dakota Department of Revenue over an alleged underpayment of sales and use tax by Goldiggers for the period 1994-1997. An audit by the Department demanded over $12,000 however the Company was able to provide proof of payment reducing the amount claimed as owed to under $5,000. Although the Company believes it could provide additional proof of payment, it would be required to do so in a trial at the State capitol in Pierre. The Company elected not to pursue the costly endeavor of a trial as the costs of legal fees, travel and accommodation could approach or exceed the under $5,000 settlement amount.





     Other Matters



     In November, 1998 Jon Elliott, the Companys Chief Executive Officer and a Director sold a total of 21,500 common shares in three separate transactions at an average price of $0.65 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.































PART II.  OTHER INFORMATION









Item 2. 	Changes in Securities



                  None.



Item 6.	Exhibits and Reports on Form 8-K







            a.    Exhibits



                  S-8 Registration dated July 28, 1998



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







                             E-COMMERCE WEST CORP.
                                                (Registrant)







                                       By:      /s/ Jon F.
Elliott

                                          Jon F. Elliott,
President

                                          and Chief Executive
Officer







Date: December 14, 1998







































































As filed with the Securities and Exchange Commission on July 27,
1998

                                        Registration No.
333-59975


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

 .541-5100



























CALCULATION OF REGISTRATION FEE



                                 Proposed    Proposed

Title of                         Maximum     Maximum

Securities To Amount To       Offering Price Aggregate
Amount  of

Be Registered Be Registered(1)Per share(3)   Offering
Price(3)Registration fee



Common Stock

($0.001 par value

per share)        750,000(2)     $0.30         $225,000       $
100.00





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



The following documents filed with the Securities and Exchange
Commission (the Commission) by ROYAL CASINO GROUP INC. (the
Company) are incorporated herein by reference:



   (a) The Companys Annual Report on Form 10-K for the fiscal
year 	       ended July 31, 1997 filed pursuant to Section 13(a)
or 15(d)of

             the Securities Exchange Act of 1934, as amended
(Exchange Act).

    b) All other reports filed by the Company pursuant to
Section 13(a)

             or 15(d) of the Exchange Act since the end of the Companys fiscal year ended July 31, 1997.



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



Although the Companys financial statements for the nine months ended April

30, 1997 have not been audited by Singer Lewak Greenbaum &
Goldstein LLP, they

have informed the Company that if the current cash flow and liquidity problems continue to exist at the time of their audit of the financial statements for the year ended July 31, 1998, their report on those statements will include an explanatory fourth paragraph because of substantial doubt about the Companys ability to continue as a going concern.



Item 4.	Description of Securities.



Not applicable.





Item 5.	Interests of Named Experts and Counsel



Not applicable.



Item 6.	Indemnification of Directors and Officers.



The Companys Bylaws provide for indemnification (to the full extent permitted by law) of directors, officers, and other agents of the Company against expenses, judgments, fines and amounts paid in settlements actually and reasonably incurred in connection with any proceeding arising by reason of the fact that such person is or was an officer, director, or agent of the Company.



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



   (1)To file, during any period in which offers or sales are being made, a post effective amendment to this registration statement:



(i) to include any prospectus required by Section 10(a)(3) of
the 		    Securities Act of 1933, as amended (the Securities
Act);



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



(iii)to include any material information with respect to the plan of distribution not previously disclosed in the
registration                           statement or any material
change to such information in the
registration statement; provided, however, that paragraphs

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



(3)  To remove from registration by means of a post-effective
amendment 			any of the securities being registered which remain
unsold at the 				termination of the offering.





 .	      (b)The undersigned registrant hereby undertakes that,
for the purposes

      of determining any liability under the Securities Act, each filing of the registrants annual report pursuant to Section 13(a) or Section15(d)

      of the Exchange Act that is incorporated by reference in this registration statement shall be deemed to be a new registration statement relating to the Securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona-

      fide offering thereof.



(c) Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the provisions of Item 6 of this registration statement, or otherwise, the registrant has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled bycontrolling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.























































SIGNATURES





Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form S-8 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deadwood, State of South Dakota, on July 14, 1998.



ROYAL CASINO GROUP INC.





                              By:______/s/ Jon F.
Elliott______________

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

(805)  541-5149 FAX



July 17, 1998



Royal Casino Group Inc.

152 Sherman Street

Deadwood, South Dakota 57732



                                                           RE:
Registration Statement on Form S-8



Gentlemen:



At your request, we have examined the Registration Statement on Form S-8, together with exhibits thereto, to be filed by you relating to the registration of 750,000 shares of common stock, $0.001 par value per share (the Common Stock), issuable in connection with Royal Casino Group Inc., a Utah Corporation (the Company) Consulting/Compensation plan (Plan). We are familiar with the proceedings taken, and to be taken, by the Company in connection with the issuance of shares of Common Stock under the Plan and authorization of such issuance thereunder, and have examined such documents and such questions of law and fact as we deem necessary in order to express the opinion hereinafter stated.



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



Very truly yours,







LEONARD R. MILSTEIN























   Exhibit 3







CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







We have issued our report dated November 1, 1997 accompanying the consolidated financial statements included in the Annual Report of Royal Casino Group Inc. on Form 10-K for the year ended July 31, 1997. We hereby consent to the incorporation by reference of said report in this Registration Statement of Royal Casino Group Inc. on Form S-8 effective July 23, 1998









SINGER LEWAK GREENBAUM & GOLDSTEIN LLP







Los Angeles, CA

  July 22, 1998