Form 10-Q
period 1999-01-31
E COMMERCE WEST CORP
filed 1999-03-22
CIK 352912

SECURITIES AND EXCHANGE COMMISSION

                       Washington,  DC  20549



                              FORM 10-Q



        Quarterly Report Pursuant to Section 13 or 15(d) of the

                   Securities Exchange Act of 1934





                For the Quarter ended January 31, 1999



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

[x] Yes    [ ] No



As of January 31, 1999 9,573,063 shares of registrants $0.001 par value common stock were outstanding.







                      E-COMMERCE WEST CORP.





                              INDEX




            Page


        Number





PART 1      FINANCIAL INFORMATION



Item 1.     Consolidated Financial Statements



               Balance Sheet

               as of January 31, 1999
         3



               Statement of Operations

               as of January 31, 1999
         4



               Statement of Cash Flows

               as of January 31, 1999
         5



               Notes to Financial Statements
     6



Item 2.     Managements Discussion and Analysis of

            Financial Condition and Results of Operations      7









PART 11     OTHER INFORMATION



Item 2.     Change in Securities
       11



Item 6.     Exhibits and Reports on From 8-K                   11





















               E-COMMERCE WEST CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS





ASSETS                              Jan. 31, 1999   July 31, 1998



Current Assets

  Cash and cash equivalents           $   42,771     $    71,615

  Accounts receivable                             302
  2,930

  Note receivable - officer                  25,000
9,000

  Notes receivable                                9,000
  51,000

  Inventories                                       18,198
             0

  Prepaid expenses & other assets       16,497            38,290



     Total current assets                      111,768
172,835



Fixed Assets

  Property and equipment                     47,916
45,396

  Accumulated depreciation             (    15,860)    (
12,523)



     Fixed Assets, Net                            32,056
    32,873





     Total assets                     $              143,824
$   205,708





                                             Jan. 31, 1999
July 31, 1998

LIABILITIES AND SHAREHOLDERS

  DEFICIT



Current liabilities

  Accounts payable                    $           100,537     $
 153,803

  Accrued liabilities                                 287,264
      140,248

  Note payable officer	                                3,655
               0

  Net liabilities of discontinued

   operations                                           134,130
         136,392



    Total current liabilities                        525,586
      430,343





Equity

  Preferred Stock, 100,000,000

    authorized; 1,100,000 Series A

    convertible shares issued and

    outstanding                                    1,100
   1,100

  Common Stock, $0.001 par value,

    150,000,000 shares authorized;

    9,573,063 and 8,642,102 shares

    issued and outstanding                    9,573
8,642

  Additional Paid in Capital           5,962,719      5,856,840

  Accumulated deficit                  (6,355,154)    (6,091,217)



    Total shareholders deficit       (   381,762)     (
224,635)



    Total liabilities & shareholders

     deficit                          $             143,824
$  205,708







                   E-COMMERCE WEST CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS





                                           3 Months Ended
     6 Mo. Ended

                                       Jan. 31/99   Jan.31/98
Jan. 31/99   Jan. 31/98



Revenues                           $  5,334
$    5,334

Cost of goods sold                 1,899
  1,899



Gross Profit                           3,435
      3,435



Selling, general &

 administrative expenses     186,151   $  136,235      263,240
 $ 329,998

Depreciation/amortization       1,669           1,863
4,098           3,726



Loss from continuing

 operations                       ( 184,385)   (  138,098)  (
263,903)  (  333,724)



OTHER INCOME (EXPENSE)

 Interest income                       1,041
         1,615             419

 Interest expense                (     424)  (    4,453)       (
    2,037)   (   12,524)

 Realized gain
                                 7,318

 Gain on sale of assets
          3,000

 Loss on abandoned projects
                   (    5,409)



Total other income (expense)    617    (    4,453)
2,578     (   10,196)



Loss from continuing

 operations before

 income taxes                  ( 183,768)  (  142,551)  (
261,325)  (  343,920)



Income tax provision                     0                 0
             0                0



Net loss from continuing

 operations                      ( 183,768)  (   142,551)  (
261,325)  (  343,920)



Discontinued Operations:

 Loss from operations       (   7,262)  (   167,828)   (
8,147)   (  272,540)

 Gain (loss) from

   disposition of operations           0   ( 1,519,647)
5,535  ( 1,519,647)



Net loss                        ($191,030)  ($1,830,026)($
263,937) ($2,136,107)





Basic (loss) Per Share

From continuing operations  $0.02)           ($0.03)
($0.03)       ($0.10)

From discont. operations        0.00             ( 0.31)
   0.00          ( 0.30)



Total basic loss per share    ($0.02)           ($0.34)
($0.03)        ($0.40)





Weighted-average common

 shares outstanding         9,280,976       5,393,128
9,022,670    5,325,784









































                        E-COMMERCE WEST CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS



                                                  3 Months Ended
               6 Months ended

                                               Jan.31/99
Jan.31/98      Jan.31/99      Jan.31/98

Cash flows from

operating activities:

 Net loss from

 continuing operations          ($ 183,768)  ($  142,551)   ($
261,325)  ($  343,920)



Adjustments to reconcile

 net loss to net cash used

 in operating activities

  Depreciation & amortization        1,669           1,863
      3,337             3,726

  Issuance of stock for

   services rendered                     25,460          11,166
         31,960            92,983

  Gain on sale of assets
               (   3,000)





(Increase) decrease in:

 Prepaid expenses & other

  current assets                          (   6,363)
116,597           21,793                   0

 Accounts receivable                   19,698           16,799
          2,628      (    74,322)

 Inventories                              (  18,198)
10,029        (  18,198)                  0

 Other Assets                                             (
78,075)                            (    19,547)



 Increase (decrease) in:

   Accounts payable                     14,554        228,753
     (  53,266)          51,610

   Accrued liabilities                     57,819
18,197          144,354           63,733



 Net cash provided by (used in)

   continuing operations            (  89,129)      182,778
  (  131,717)    (   225,737)

 Net cash provided (used in)

   discontinued operations          (   3,933)  (   158,563)
   (    2,262)         130,117



Cash flows from

 investing activities:

   Notes receivable
                     45,000

   Acquisitions of

    property & equipment           (   2,520)                 0
        (    2,520)       (     7,459)

   Loans to officers                    (   3,000)
  0          (   16,000)            20,000



Net cash used in investing

  activities                                (   5,250)
       0           (   26,480)      (    12,541)





Cash flows from

 financing activities:

  Loans from officers                  3,211
    3,655          13,372

  Issuance of common stock      75,000
75,000

  Payments on notes payable              0   (    39,218)
    0                  0



Net cash provided (used in)

  financing activities                  78,211   (    39,218)
78,655    (    13,372)





Net increase (decrease)

 in cash and cash

 equivalents                          (  20,101)  (    15,003) (
  28,844)  (    69,707)

Cash and cash equivalents

  beginning of period                 62,872        22,905
71,615         77,609



Cash and cash equivalents

  end of period                        $ 42,771         7,902
$  42,771   $     7,902



















                         E-COMMERCE WEST CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED January 31, 1999



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



     The Company experienced no revenues during the transition period from a gaming company in January 1998, when the Company discontinued operations of and subsequently liquidated Goldiggers Hotel and Gaming Est., to an Internet company with the launch of its first Internet Web site that occurred during this quarter. This Web site was seasonal and only operated for 30 days prior to Christmas. Revenues are anticipated to resume in the first calendar quarter of 1999 coinciding with the planned launch of the Companys first permanent retail Web site. Consequently, operating results for the three months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Companys audited financial statements for the year ended July 31, 1998 and the notes thereto, included in the Companys annual report on Form 10-K.











































Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



General Financial Condition



     The Company does not have any current revenue streams from operations, although modest revenues were achieved during a brief 30 day period during the Christmas season from the launch of the Companys first seasonal web site. Revenues are anticipated to commence with the launch of the Companys first permanent Internet retail Web site that is scheduled to occur in the first quarter of calendar year 1999. Due to the potential for competition on the Internet, the Company is not revealing the nature of this site until the actual launch has occurred. The Company does anticipate revenues within the current fiscal year to be derived from its Internet niche Web sites although there can be no assurances as to the amount of revenues or if the revenues will be sufficient to satisfy ongoing corporate operating expense.



     The Companys direct expenses throughout the quarter have been made from cash on hand and from funds provided through financing activities. The Company is currently seeking financing to sustain operations. Current cash on hand is not sufficient to meet ongoing operating expenses, however the Company is optimistic that financing in the amount and on the terms acceptable to the Company will be available within the time frame required.



Results of Operations:



     E-Commerce West



     The quarter was spent in the continuing research into the Internet in general and electronic commerce specifically plus the development, launch and operation of the Companys initial seasonal retail Web site www.echristmastrees.com. Additionally, efforts were devoted to product procurement and the design of the Companys first permanent retail Web site to launch in the first calendar quarter of 1999. Funds were expensed and are expected to continue to be expensed in the ongoing development and planned operation, marketing, advertising, promotion and new product procurement in addition to continuous improvements to the Web site and the research, planning, development and launch of other niche Web sites.



     echristmastrees.com



     On November 18, 1998 the Company launched the first of what the Company plans are several seasonal web sites. The site, www.echristmastrees.com, sold two varieties of Christmas trees in various sizes plus two types of Holiday wreaths. The companys goal this year was to brand the site. As such, the Company purchased over 4 million banner ads on popular Web sites, such as AltaVista, GeoCities and www.usatoday.com. To
announce the launch, the  Company   retained the services of the
Internet public relations firm that promoted the launch of Amazon.com, CoolShopping, ONSALE and LinkExchange, all successful Web sites. The Company was the beneficiary of significant publicity including an article in Business Week Online, an article which was syndicated to over 800 newspapers by Bloomberg, a review by Yahoos Daily News, an article in USA Today newspaper plus a corresponding article on their Web site, a television feature on ZDTV plus a corresponding report on their Web site and others. Of significance was the large number of measurable banner ad responses as click-throughs from Internet users in over 85 foreign countries. The Company interprets these results as extremely encouraging as to its ability to create interesting Web sites, creative advertising and promotions that produces results and an array of products generating significant world-wide appeal, as that is the future of the Internet. Although first year sales were modest, the Company believes it succeeded in its pre-launch goal to brand the site, which the Company believes will be reflected through increased sales in future years.



     New Internet Web Site



     The Company continues to apply its time and resources to the development of its second retail Web site. Suppliers and distribution arrangements are taking form. The Company anticipates the launch will occur in the first quarter of calendar year 1999. The Company will offer a product line currently not offered on the Internet. The site will be a year round retail site, have international appeal and, although it is premature to project the amount of revenues, the Company believes the site will be successful.



     The Company is also developing its third Web site, anticipated to launch in the second calendar quarter of 1999.



     Domain Name Ownership



     The Company owns, as intellectual property, over 20 Web site addresses consistent with the Companys plans to continue to develop and launch Web sites designed to appeal to a niche segment of the market.



     Proposed Wyatt, Missouri Riverboat Casino



     In 1994 the Company, through its current wholly owned subsidiary Royal Casino Group, responded to a Request For Proposals issued by the City of Wyatt, Missouri. Royal Casino Group won the RFP and subsequently entered into an exclusive 25-year agreement with the City to develop The Royal Missourian, a riverboat casino entertainment center, on the Mississippi River at the confluence of the Ohio River. The Company acquired 50 acres of land on the Mississippi River with a site acceptable in Missouris constitution permitting gaming riverboats. In April, 1993, the Company applied to the Army Corps of Engineers for its 404 docking permit which is necessary prior to the commencement of any construction related to the Companys proposed development. During the ensuing years, the Company continued obtaining various regulatory approvals, such as a Water Certification Permit from the Missouri Department of Natural Resources which has been issued to the Company. In January, 1999, the Company received its long-awaited Army Corps permit. Virtually all the components are in place to proceed with the application to the Missouri Gaming Commission and when and if selected for review by the Commission, the commencement of the construction of the development could begin. However, it is the intention of the Company to explore all its options in addition to firming the Companys funding for the project prior to submitting its application for licensing to the Missouri Gaming Commission. Although actively pursuing all avenues related to the development, the Company can not realistically project a time frame for submission of the application.



      Stock Issuances



     The Company issued the following shares this quarter: from S-8 Registration Number 333-32415: to Dan French on December 18th 3,572 common shares his consulting services on the Wyatt project and to Joy Nissenson on January 22nd 3,410 common shares for her consulting services on echristmastrees.com. Further from S-8 Registration Number 333-59975: to Lucky Management on Nov. 17th, Dec. 18th and Jan. 20th a total of 50,625 common shares for their consulting services; to Arthur Lovett on November 17th 8,422 common shares for his consulting services for the Companys EDGAR filings; to Dalton & Mathias on January 20th 7,729 common shares for their accounting services; to Robinson, Diamant and Brill on January 20th 10,417 for their legal services. During the quarter the Company, through 3 private placements, issued an aggregate total of 583,333 restricted common shares for a total of $75,000.



     Corporate Loans



     Jon Elliott, the Companys President/CEO has not received any cash compensation per the terms of his Employment Agreement for the 20-month period from June, 1997 through January, 1999. He owes the Company a total of $25,000 per loans taken which have an interest rate of 9%, simple interest, calculated annually.



     Equipment Rental, Overhead Reimbursement, Rent, Support
Services



     The Company leases approximately 640 square feet for its corporate headquarters in Deadwood, South Dakota for $400 per month on a lease through April, 1999.



     Consultants



     The Company retained the services of the Ward Group to promote the launch of its initial Web site, . Additionally, the Company retained the services of Lucky Management as an Internet marketing consultant. Both organizations were retained in November 1998.



     Year 2000 Compliance



     The Company is conducting a comprehensive review of their computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company expects to complete their internal Year 2000 compliance program by mid 1999 and anticipates that the total expenditures on this program will not exceed $10,000. As the Company launches its Internet retail Web sites, the Company will be marketing products from several third party suppliers. As such, the Company is attempting to ascertain from each supplier assurances of their Year 2000 compliance. However, since the Company will be dependant on its suppliers computer systems and applications, particularly with respect to shipping, accounting, billing and buying, the Company may experience delays which could produce an adverse effect. While the company believes its procedures and its suppliers efforts in this regard will be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, the Companys efforts, and those of its third parties with whom it interacts, may not be satisfactorily completed in a timely fashion or may cost substantially more to remedy than the amount anticipated. Failure by the Companys suppliers to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company.



     Other Matters



     Despite providing his services exclusively to the Company, the Company has been unable to pay a salary to Jon Elliott, the Companys Chief Executive Officer and a Director per his Employment Agreement. Therefore, in this quarter, as his sole source of income, Mr. Elliott sold a total of 32,000 common shares in four separate transactions at an average price of $0.52 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities and Exchange Commission.



Subsequent Events



     Stock Issuance



     On February 2nd and February 24th the Company issued 3,106 common shares to David Addison and 40,995 common shares to Harlan Schmidt respectively for their legal services. These issuances were from the Companys active S-8 registration number 333-59975. Further, in an effort to improve the Companys balance sheet and reduce its current liabilities, on February 19th pursuant to a resolution of the Board in a February 19th meeting, the Company issued 800,000 restricted common shares to Jon Elliott, the Companys President & CEO in exchange for $100,000 owed to Mr. Elliott in salary pursuant to his Employment Agreement. Mr. Elliott has not received any cash compensation per the terms of his Employment Agreement in the previous 20-month period beginning in June, 1997 despite providing his services exclusively to the Company.



     Goldiggers Regulatory Matters



     In the quarter, the Company paid the mutually agreed upon amount of $4,936.01 reached in a settlement with the South Dakota Department of Revenue over an alleged underpayment of sales and use tax by Goldiggers for the period 1994-1997. As previously reported, the Company did not believe the amount stated as owed by the Department was in fact owed. However, to avoid the expense of litigation and its additional related costs, Atlantic-Pacific Corp., the Companys subsidiary, settled for a substantially lesser amount. For informational purposes, the Companys subsidiary did not own nor operate Goldiggers for the periods 1994, 1995 and the first half of 1996.









PART II     OTHER INFORMATION







Item 2.     Changes in Securities



              None.



Item 6.     Exhibits and Reports on Form 8-K





            a) Exhibits



              None



     Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the information is given in the financial statements of the Company.



            b) Reports on Form 8-K



               None







































































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





Date:  March 15, 1999