Form 10KSB/A
period 1998-07-31
E COMMERCE WEST CORP
filed 1999-06-07
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-KSB/A

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












TABLE OF CONTENTS

PART I                                                              PAGE
                                                                   NUMBER

      ITEM 1. BUSINESS.............................................   3

      ITEM 2. PROPERTIES...........................................   6

      ITEM 3. LEGAL PROCEEDINGS....................................   6

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .   8

PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
              STOCK AND RELATED STOCKHOLDER MATTERS................   9

      ITEM 6. SELECTED FINANCIAL DATA..............................   9

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS........  12

      ITEM 8. FINANCIAL STATEMENTS.................................  19

              NOTES TO FINANCIAL STATEMENTS........................  27

      ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES .............  37

PART  III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS....................  38

      ITEM 11. EXECUTIVE COMPENSATION..............................  38

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT .....................................  41

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS........................................  41

               SUBSEQUENT EVENTS...................................  48
PART IV

      ITEM 11. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
		   AND REPORTS ON FORM 8-K.............................  50

SIGNATURE PAGE ....................................................  52





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

            Current

      The Company is in the process of developing its niche Internet retail web site and intends to attempt to acquire existing privately held niche Web sites, taking advantage of our status as a public company. Niche-based web sites are designed to appeal to a target market such as `Garden.com' which is geared specifically towards gardening enthusiasts. E-Commerce West intends to own and operate as many niche-based Web sites as is economically feasible. The Company will seek to acquire privately held niche web sites which would either be acretive to earnings or hold the potential to be acretive to earnings primarily with the introduction of cross-promotions designed to drive traffic to each web site owned by the Company, thus creating more highly trafficked web sites collectively than would be when operated independently. Although it is more difficult to brand several select sites rather than one large one, the Company believes that the advantages will accrue through cross-promotion and multiple rewards-based marketing, in addition to the economies of scale that can be achieved through centralization of key operating elements.

There are several components to the Internet - from navigation aggregators (Yahoo, Excite) to commerce enablers (Cybercash, Doubleclick), from services (Mindspring, PSInet), to software (Netscape, RealNetworks), from security (Cyberguard, Verisign), to high-speed solutions (Broadband Technologies), to content providers (CNET, Mecklermedia). Profitability has been elusive in this area, as has been acceptability to refined technologies known as the `better mousetrap syndrome'. Electronic commerce retailers (Amazon, CDNow & Virtual Vineyards) are what the Company believes are the stable future of electronic commerce for the very simple reason that people will choose the easiest and cheapest way to buy and sell goods and services. This is why the Company has chosen to occupy this particular electronic commerce arena described above.

      Planned Wyatt, Missouri Riverboat Casino & Entertainment Center

      E-Commerce West believes it has a significant asset remaining in gaming. To preserve that asset, the Company formed a new wholly-owned subsidiary to which it transferred all of its gaming assets including the name Royal Casino Group. Royal Casino Group has invested a considerable amount of time and money over the last three plus years in the planning and development of a riverboat casino entertainment center on the Mississippi River near Wyatt, Missouri. Royal Casino Group has an exclusive 25 year agreement with the city, 50 acres of land under its control and its pending application with the Army Corps of Engineers for a docking permit. The Company has received a tentative commitment for debt and equity financing subject to customary terms and conditions. Over 15,000 vehicles daily pass in view of the location. A market of 2 million people reside within 100 miles of the site. The closest competition is a riverboat casino located 50 miles away which opened in 1993 and generated gross revenues of $84 million in 1997. "The Royal Missourian" is projected to have gross revenues of $40 million with an EBITDA of $10 million on a total investment of $20 million. The Company is exploring several options from development to joint-venturing with another gaming entity to a sale of substantially all the assets of the transaction. Should the Company elect to sell its interest and at a price satisfactory to the Company then the proceeds of the sale will be applied to E-Commerce West's e Commerce business endeavors. The Company has no interest in participating in Internet gaming.




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

      Since the second quarter of 1997, portal sites have been repositioned by the web commerce companies who were seeking to use the portal sites as distribution points. This altered the business model for the search category and that started to expose tens of millions of web users to the ability to shop for everything from automobiles to books to CD's to stocks and mutual funds. A whole range of products and services became available. Over the course of the last couple of years, what started out as fledgling company stores and specialty retailers, has evolved into to category killers (a web site which dominates a particular category) and upstart new brands which are giving traditional retail brands significant competition for retail business on the Internet.

      New technologies demand that we learn more about who the customers are that are actually using these services. This is important because site studies indicate that 5% of customers are driving 55% of the transactions and that 5% of the customers are driving 70% of the `click-throughs' on ads.

      The Company realized it couldn't just take a classic business model, use an approach to doing business with a product or service design from another category, put it on the Internet and expect it to succeed. The Company found it's a combination of direct disciplines. Necessary components are an understanding of branding principals; how to deal with customer communication; whether or not to take control of inventory; what the service or product is that provides the `value add' to the customer; where margin is found within our business combined with what kind of customers we're going to - a whole variety of elements that will equal our success.

      The Internet has people using the medium to get information which leads to a purchase. With the whole dynamic accelerating into the new millennium, companies that master the technique of leveraging the use of technology to deliver products or services will prosper.

            Future

      As of September 1, 1998 there were approximately 79 million Americans and Canadians, 12 million Europeans, 3 million Asians and 3 million Australians using the Internet. When the majority become comfortable with the security and privacy issues and recognize the convenience shopping on the Internet provides, the Company expects revenues will increase dramatically. Once this occurs online retailers positioned to respond to the demand will be successful, although no time line can presently be estimated.
      The future of `e-tail' on the Internet will be comprised of so called "category killers" such as Amazon.com, CDNow, and niche companies such as Virtual Vinyards or Garden.com. Just as television has evolved from the `Big 3' networks to hundreds of smaller niche channels offering a vast array of programming choices and `broadcasting' has become `narrowcasting', the Company believes history will repeat itself in this new medium, the Internet. The Company expects that success will be achieved in thousands of Web sites world-wide offering select goods and services targeted to a specific, and eager audience although there can be no assurance of the Company's individual success.

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

      E-Commerce West is a forward thinking, long-term focused Company. Possessing management expertise and proven marketing skills and a CEO with over 30 years experience in successful consumer and business marketing. The Company will also be technologically advanced to cope with the demands of being competitive in electronic commerce.

      Employees

      The Company currently employs three full time employees prior to the launch of the Company's initial Internet Web site. Once deployed, it is anticipated the Company will initially employ an additional twelve persons.

Item 2.	Properties

      The Company leases approximately 640 square feet for its corporate headquarters in Deadwood, South Dakota for $400 per month on a lease
through April, 1999.   The property is suitable for the current needs of
the Company.

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
                                           High             Low

      1998 Fourth Quarter. . . . .        $0.42            $0.08
      1998 Third  Quarter. . . . .        $0.13            $0.08
      1998 Second Quarter. . . . .        $0.33            $0.11
      1998 First  Quarter. . . . .        $0.57            $0.31

      1997 Fourth Quarter. . . . .        $0.97            $0.49
      1997 Third  Quarter. . . . .        $0.99            $0.44
      1997 Second Quarter. . . . .        $0.94            $0.44
      1997 First  Quarter. . . . .        $1.28            $0.66

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










Schedule of Selected Financial Information for the Year ended July 31,

                          1998       1997       1996     1995     1994

Net Operating Revenues:
 Continuing Operations       $0          $0        $0        $0       $0
Loss from continuing
 operations           ($691,566)($1,239,785)($282,795)($322,899)($39,729)
Loss from continuing
 operations per common
 share                   ($0.12)     ($0.27)   ($0.09)   ($0.15)  ($0.02)

Cash dividends declared
 per common shrae            $0          $0        $0        $0       $0

As of July 31,
                          1998       1997       1996     1995     1994

Total Assets:
 Continuing Operations $205,708    $156,923  $913,420       $21   $3,300
Current Liabilities:
 Continuing Operations $294,051    $392,703  $158,247  $135,422  $21,044
Long-Term Obligations &
 Redeemable Preferred
 Stock              $2,440,000   $2,440,000 $2,440,000       $0       $0


                            July 31, 1998
                              (Audited)


      Total Assets ...............................$  205,708

      Total Liabilities...........................$  430,443

      Shareholders' Equity .......................$ (224,635)


Shares Outstanding

      Common Stock ................................ 8,642,102
      Series A Convertible Preferred Stock ........ 1,100,000


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

Preferred Stock:

      The Company has 100,000,000 shares authorized of which 1,100,000 Class A Preferred are issued and outstanding. The outstanding preferred stock is convertible by the holder into common shares on a one-for-one basis, one third each year, beginning in 1997. It may also be redeemed by the Company at any time, in any number of shares at $3 per share.

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

General Financial Condition

      The Company has depleted most of its cash resources and does not possess the collateral to borrow from its lenders. To augment the revenues of the two currently planned Web sites, the Company is seeking financing to sustain operations. Current cash on hand is not sufficient to meet ongoing operating expenses however the Company is optimistic that financing will be available, although there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required.

The Company has sustained operations through:
- a combination of private placements and loans from an officer and director
- not paying cash compensation to any officers, directors or employees
- the Company's limited staff performs multiple tasks that in most corporations would be handled by a significantly increased number of employees
- the majority of the Company's professionals deferred their fees.

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

- The Company has reduced operating expenses and has no debt other than payroll taxes and professional fees.
- The Company is entering the eCommerce arena by launching selected niche Internet web sites. The internet is a medium that is expected to experience substantial growth into the next millennium.
- The Company is optimistic that financing is available for the Company's future plans through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these.

The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.


Results of Operations:

      Goldiggers Hotel & Gaming Est.

      Throughout the first half of the Company's recently completed fiscal year the Company continued to fund the deficiencies of Goldiggers plus the ongoing costs of operation of the Company and the costs incurred in seeking other gaming opportunities. Although the implementation of the Company's cost cutting measures resulted in a reduction in year-over-year operating reductions in excess of $875,000, Goldiggers continued to lose money due to the decline in gaming revenues in the Deadwood market coupled with increased competition. The Company determined it had cut costs to the maximum while still delivering high quality customer service. Management determined revenues could not be increased. Consequently to preserve the Company's capital the decision was made to close Goldiggers on January 5, 1998 and liquidate the assets in an orderly fashion to pay down the trade debt. The balance of the fiscal year was devoted to activities related to the closing of Goldiggers including regulatory issues and audits with the South Dakota Commission on Gaming, the South Dakota Department of Revenue, Workman's Compensation and the Nevada Gaming Commission. When Goldiggers closed it owed trade debt of approximately $197,000; back rent and property taxes of approximately $215,000; lines of credit and bank debt of approximately $195,000 and a short term note of approximately $32,000 totaling
approximately $640,000.   Since the closing the Company conducted an
orderly sale of Goldiggers assets, the proceeds of which were being used to pay Goldiggers debts. As of the date of this filing the outstanding debt has been reduced to approximately $16,000. In addition, at the time of Goldiggers' closing Royal Casino Group was owed approximately $415,000. As of the date of this filing that figure has been reduced to $79,500. As substantially all Goldiggers assets have been sold it is unlikely that any further pay down of the debt to Royal Casino Group will occur.
      In the third quarter the Company caused an auction of Goldiggers' furniture, fixtures and equipment in which the Company received
$57,415; sold Deadwood Stage, the Company's transportation system, sold the Company's real estate and systematically disposed of other Goldiggers' assets. The proceeds repaid the company's bank in full, including all interest through to the date of repayment, plus repaid the short term note in full. On April 15, 1998 Goldiggers sent a letter to the majority of Goldiggers' trade creditors offering a settlement in full of 20% of the amount owed. The vast majority of creditors accepted prior to the deadline of April 30, 1998. Further, in February the Company negotiated a full release in perpetuity of back rent and property taxes on the premises previously occupied by Goldiggers. In the fourth quarter the slot machines were sold. The Company incurred a loss of $459,886 on the disposal of these assets

      As Goldiggers had been a drain on the Company's cash resources, the closure of the property requires no further demand on the parent Company's funds and therefore should produce positive long term results for the Company.

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

Discontinued Oklahoma Racetrack Casino Project

      For several months the Company had been working towards the acquisition of Blue Ribbon Downs, an active horse racing facility located on Interstate 40 in Sallisaw, Oklahoma. In January, 1998 the Company made a proposal, which was accepted in principle, to acquire all of the stock in the racetrack's parent company. The offer was contingent upon the passage by referendum of an initiative which would add a new measure to the State of Oklahoma's constitution approving casino gaming. The aforementioned ballot measure was defeated in a special state election on February 10, 1998. Pursuant to the terms of the Company's offer to acquire all the outstanding shares of the parent company of the racetrack, since the results of the election ensured there would be no casino gaming for the foreseeable future, the Company's offer was withdrawn.

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

    Selected Data for Management Analysis
     July 31,
                                            Change             Change
                        1998      1997     97 to 98    1996   96 to 97
Components of G&A
   Professional fees  $225,151  $388,353  ($163,202) $200,611 $187,742
   Advertising            $150    $2,422    ($2,272)  $24,000 ($21,578)
   Auto Expense        $12,294   $20,562    ($8,268)       $0  $20,622
   Insurance            $3,654    $2,622     $1,032        $0   $2,622
   Employee benefits    $4,107        $0     $4,107        $0       $0
   Office Expense      $19,527   $19,803      ($276)   $7,990  $11,813
   Rent                 $9,273    $7,023     $2,250      $425   $6,598
   Salaries/Wages     $199,542  $306,250  ($106,708)   $9,375 $296,875
   Telephone           $10,885   $17,013    ($6,128)   $6,531  $10,482
   Travel              $18,860   $29,818   ($10,958)  $21,455   $8,363
   Gaming applications      $0   $22,988   ($22,988)       $0  $22,988
   Other               $89,550   $54,875    $34,675    $9,057  $45,818

                       $592,993  $871,729  ($278,736)  $279,444 $592,285

Other Income/Expense
   Interest income       $2,013      $411     $1,602                $411
   Interest expense    ($14,421)  ($6,435)   ($7,986)  ($6,561)     $126
   Other expense                 ($77,760)    77,760            ($77,760)
   Loss on abandoned
    projects           ($93,377)($276,172)  $202,795    $3,310 ($299,482)
   Other                 $7,312   $12,000    ($4,688)            $12,000

      Total other      ($98,473)($367,956)  $269,483   ($3,251)($364,705)

In comparing the fiscal years 1996 and 1997 please note that prior to June 13, 1996 when the company acquired its operating property, Goldiggers, it had no revenues. Therefore, fiscal year 1996 reflected only 48 days of revenues. The Company operated Goldiggers throughout all of fiscal 1997 which explains the revenue and corresponding expense increases. The Company closed Goldiggers permanently in the fifth month of fiscal 1998 which explains the lower revenues during this year. Consequently, general and administrative expenses fluctuated accordingly. Professional fees went from $200,611 in 1996 to $388,353 in 1997 as a revenue generating entity then down to $255,151 as a discontinued entity; salaries moved from $9,375 when the Company was absent of revenues in 1996 to $306,250 when operating as a revenue generating organization in 1997 decreasing to $225,151 when revenue producing for approximately one half a year in 1998 while gaming applications went from $0 to $22,988 and back to $0 in 1996, 1997 and 1998 respectively and telephone expense went from $6,531 in 1996 to $17,013 in 1997 and back down to $10,885 in 1998.


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

     New Line of Business

     As of the date of the filing of the Form 10-K the Company was developing two niche retail Web sites, the first www.echristmastrees.com launched in mid-November, 1998 and operated for approximately 30 days as a seasonal site. The purpose in operating this site was to garner experience in electronic commerce, Internet advertising, marketing, promotion and product fulfillment with a time-sensitive product. The Company's second niche retail Web site is scheduled to launch by the end of the first quarter of 1999. The Company is progressing methodically, eliminating potential problems as it develops what will be the Company's first year round Web site. As the Company continues to develop this site it continues to add additional suppliers in an effort to enhance the overall appeal of the site and expand its market reach. As this site will offer over 30,000 individual product combinations, the site will take approximately six months to take live. The above information was added to the document.

      Liquidity and Capital Resources

      As of July 31, 1998, the Company had cash and cash equivalents totaling $71,615 and a working deficit of $257,608. Since inception, we have financed our operations primarily through private offerings of equity and debt securities.

      Net cash used in continuing operating activities was $208,403 and $811,918 for the years ended July 31, 1998 and 1997, respectively. The decrease in net cash used in operating activities was primarily attributable to a decrease in prepaid expenses and other current assets primarily attributable to the Company's not having to prepay an annual South Dakota Gaming Commission device fee.

      Net cash provided by (used in) investing activities was ($8,180) and $20,361 for the years ended July 31, 1998, 1997, respectively. Net cash used in investing activities consisted primarily of purchases of property and equipment and sales of marketable securities.

      The Company expects cash flows from operating activities to continue to be negative over the next year. Depending on the success of the Company's efforts to develop its web-sites, management believes that the Company's present working capital may need to be supplemented to support the Company's operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

















Item 8 	Financial Statements and Supplementary Data.











E-COMMERCE WEST CORP.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
JULY 31, 1998 AND 1997



































                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                       CONTENTS
                                                                  July 31, 1998


                                                                       Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       21

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          22

     Consolidated Statements of Operations                               23

     Consolidated Statements of Shareholders' Equity (Deficit)           24

     Consolidated Statements of Cash Flows                            25 - 26

     Notes to Consolidated Financial Statements                       27 - 36


























               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
E-Commerce West Corp. and subsidiaries

We have audited the accompanying consolidated balance sheet of E-Commerce West Corp. (a Utah corporation) and subsidiaries as of July 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Commerce West Corp. and subsidiaries as of July 31, 1998, and the consolidated results of their operations and cash flows for each of the two years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

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



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
November 8, 1998






                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEET
                                                                July 31, 1998

                                      ASSETS

Current assets
 Cash and cash equivalents                                           $71,615
 Accounts receivable                                                   2,930
 Note receivable - officer                                             9,000
 Notes receivable                                                     51,000
 Prepaid expenses and other assets                                    38,290

  Total current assets                                               172,835

Property and equipment, net                                           32,873

Other assets                                                               -
Net assets of discontinued operations                                      -

      Total assets                                                  $205,708

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Notes payable                                                      $      -
 Accounts payable                                                    153,803
 Accrued liabilities                                                 140,248
 Net liabilities of discontinued operations                          136,392

   Total current liabilities                                         430,443

Commitments and contingencies

Shareholders' deficit
 Preferred stock, $.001 par value, 100,000,000 shares authorized
   Series A Convertible preferred stock 1,100,000 shares issued
    and outstanding                                                   1,100
   Series B Convertible preferred stock no shares issued
    and outstanding                                                       -
 Common stock, $.001 par value 150,000,000 shares authorized
   8,642,102 shares issued and outstanding                            8,642
 Additional paid-in capital                                       5,856,840
 Accumulated deficit                                             (6,091,217)

     Total shareholders' deficit                                   (224,635)

       Total liabilities and shareholders' deficit               $  205,708

                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 For the Years Ended July 31,



                                                      1998_____        1997____
Selling, general, and administrative expenses    $   592,993       $  871,729
Loss from operations                                (592,993)        (871,729)
Other income (expense)
      Interest income                                  2,013              411
	Interest expense                               (14,421)          (6,435)
      Other expense                                        -          (77,760)
	Gain on sale of assets                           7,312                -
	Loss on abandoned projects                     (93,377)  	   (296,172)
        Total other income (expense)                 (98,473)  	   (367,956)
Loss from continuing operations before
      provision for income taxes                    (691,466)      (1,239,685)
Provision for income taxes                               100   	        100
Net loss from continuing operations                 (691,566)      (1,239,785)
Discontinued operations
      Loss from operations                          (304,867)        (608,534)
	Loss on disposition of operations           (1,394,169)  	          -
        Net loss from discontinued operations      1,699,036         (608,534)

Net loss                                         $(2,390,602)     $(1,848,219)

Basic loss per share
      From continuing operations                 $     (0.12)     $     (0.27)
	From discontinued operations                     (0.28)  	      (0.13)
        Total basic loss per share               $     (0.40)     $     (0.40)

Weighted-average common shares outstanding         6,052,413        4,671,182

                                                                                E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                          For the Years Ended July 31,


                                         Preferred Stock                                    Additional
                                  Series A             Series B           Common Stock       Paid-in    Accumulated
                              Shares    Amount    Shares     Amount     Shares     Amount    Capital      Deficit      Total


Balance, July 31, 1996      1,000,000  $  1,000         -   $       - 4,334,959   $  4,335  $5,088,767  $(1,852,297) $3,241,805
Issuance of preferred stock   100,000       100                                                 49,900                   50,000
Issuance of common stock
 for services rendered and
 compensation                                                          778,806        779     384,472                  385,251
Sale of common stock                                                    50,000         50      49,950                   50,000
Net loss                                                                                                 (1,848,419) (1,848,419)

Balance, July 31, 1997      1,100,000    1,100         -           -  5,163,765      5,164   5,573,089   (3,700,715)  1,878,638
Issuance of restricted
 common stock for services
 rendered and compensation                                            3,170,832      3,171     133,162                  136,333
Issuance of common stock
 for services rendered
 and compensation                                                       507,505        507     150,589                  151,096
Common shares returned by
 an officer and canceled                                               (200,000)      (200)                                (200)
Net loss                                                                                                   (2,390,602)(2,390,602)

Balance, July 31, 1998      1,100,000 $  1,100         -  $         -  ,642,102  $   8,642   $5,856,840  $(6,091,217) $  224,635)




                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended July 31,



                                                      1998             1997
Cash flows from operating activities
    Net loss from continuing operations         $   (691,566)    $(1,239,785)
    Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                   5,416           7,107
       Issuance of stock for services rendered
         and compensation                            287,229         385,251
       Provision for loss on doubtful accounts        46,314               -
    (Increase) decrease in
      Accounts receivable                            (44,109)          5,000
      Prepaid expenses and other assets              162,040        (134,254)
    Increase (decrease) in
      Accounts payable                                48,700          35,143
      Accrued liabilities                            (22,427)        129,620

Net cash used in continuing operating activities    (208,403)       (811,918)
Net cash provided by (used in)
  discontinued operating activities                  412,659        (302,692)

Cash flows from investing activities
  Sale of marketable securities                            -          38,004
  Acquisitions of property and equipment              (8,180)        (17,643)

Net cash provided by (used in) investing
  activities                                          (8,180)        (20,361)

Cash flows from financing activities
  Issuance of preferred stock                              -          50,000
  Borrowings under notes payable                           -          81,393
  Payments on notes payable                         (125,025)              -
  Issuance of common stock                                 -          50,000

Net cash provided by (used in)
  financing activities                              (125,025)        181,393

Net increase (decrease) in cash and cash
  equivalents                                       $ 71,051      $ (912,856)

Cash and cash equivalents, beginning of year             564         913,420

Cash and cash equivalents, end of year              $ 71,615      $      564










                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                 For the Years Ended July 31,




Supplemental schedule of non-cash investing and financing activities
                                                      1998           1997
  Option acquired by issuance of common stock      $         -    $   75,000


  Equipment acquired under capital lease           $         -    $   46,450











































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

The Company's subsidiary, Atlantic-Pacific Corporation, operated a limited stakes gaming establishment and hotel in Deadwood, South Dakota under the name of Goldiggers Hotel and Gaming Establishment
("Goldiggers"). Goldiggers was acquired by the Company on June 13, 1996 (see Note 5.) The financial statements as of July 31, 1996 reflect activity from June 13, 1996 to July 31, 1996.

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

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

? The Company has reduced operating expenses and has no debt   other than
payroll taxes and professional fees.
? The Company is entering the eCommerce arena by launching selected niche Internet web sites. The Internet is a medium that is expected to experience substantial growth into the next millennium.
? The Company is optimistic that financing is available for the Company's future plans due to the succession of financing the financial community has placed in other eCommerce related enterprises, including start-ups.


                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          July 31, 1998

NOTE 3 - DISPOSAL OF OPERATIONS

As of January 31, 1998, the Company and its board of directors shut down its gaming establishment and hotel in Deadwood, South Dakota. As a result, the gaming establishment and hotel operations are accounted for as discontinued operations and, accordingly, its operations are reported in this manner for all periods presented. For 1998, all assets and liabilities of discontinued operations are presented as net liabilities of discontinued operations and for 1997, all assets and liabilities of discontinued operations are presented as net assets of discontinued operations in the consolidated balance sheets. Included in loss from discontinued operations are the gaming establishment and hotel total revenues of $678,529, $1,785,133 and $395,895 and the net loss from operations of $260,598, $611,942, and $397,675 for the years ended July 31, 1998, 1997, and 1996, respectively. Given the Company's losses and discontinued operations' historical losses, there is no tax effect on the disposition of the operations.

The following is a summary of net assets from discontinued operations:

                                               1998          1997___

       Current assets                              -   $   431,855
       Property, plant, and equipment              -     2,247,576
       Other assets                                -        19,116
       Current liabilities                  (136,392)     (539,455)
       Long-term liabilities                       -       (44,674)

          Net assets (liabilities)
           from discontinued operations   $ (136,392)  $ 2,114,418


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of E-
Commerce West Corp. and its wholly-owned subsidiaries, Atlantic-Pacific Corporation, Goldiggers Southern Nevada, Inc., Royal Casino Group, Inc. and GoldiggersWest.Com Corp. All material intercompany balances and transactions have been eliminated in the consolidation.

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

Impairment of Long-Lived Assets
The Company reviews its ling-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no impairment has occurred.

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

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage
Banking Enterprise," was issued in October 1998. This statement is not applicable to the Company.

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

NOTE 5 - ACQUISITION OF ATLANTIC-PACIFIC CORPORATION

On June 13, 1996, the Company completed a transaction to buy all of the outstanding common stock of Atlantic-Pacific Corporation, a South Dakota gaming corporation, from Casino Magic Corporation. In exchange, the Company delivered to Casino Magic Corporation 1,000,000 shares of the Company's Series A convertible preferred stock, a Series C warrant to acquire 500,000 shares of the Company's common stock at an exercise price of $4.00 per share (see Note 9), and $1,000 in cash. This transaction was recorded using the purchase method of accounting in the amount of $2,537,427.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 1998 consisted of the following:

           Purchased software                  $     8,000
           Furniture and equipment                  37,396

                                                    45,396
           Less accumulated depreciation and
            amortization                            12,523

              Total                            $    32,873


NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities at July 31, 1998 consisted of the following:

     Accrued payroll, benefits, and taxes      $   100,014
     Accrued legal settlement                       40,000
     Income taxes payable                              100
     Other                                             134

             Total                             $   140,248

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          July 31, 1998

NOTE 8 - INCOME TAXES

The current provision for income taxes is the minimum tax due to the state of South Dakota. The components of the Company's net deferred taxes as of July 31, 1998 are as follows:


  Deferred tax assets
     Net operating loss carryforward                   $1,692,395
     Outside services paid with restricted stock           54,840
     Officer compensation in restricted stock              81,911

        Total deferred tax assets                       1,829,146

  Deferred tax liabilities
     Property and equipment                                (2,427)

  Valuation allowance                                   1,826,719

     Net deferred taxes                                $	-

The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered, including the Company's history of operating losses. Based upon a weighting of all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established. The net change in the valuation allowance for the year ended July 31, 1998 was an increase of $806,597.

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

Warrants
During the year ended July 31, 1996, 1,079,901 Series A warrants were exercised. These warrants entitled the holder to purchase one share of common stock at a purchase price of $1. Approximately 592,000 unexercised Series A warrants expired July 26, 1996. There were no A warrants issued and outstanding at July 31, 1998.




                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          July 31, 1998

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

The Company had 1,611,842 Series B warrants issued and outstanding at July 31, 1998 and 1997. These warrants entitle the holder to purchase one share of common stock at a purchase price of $20 and are callable by the Company for $0.20 per warrant. The Company has extended the expiration date of the Series B warrants from July 26, 1996 to January 26, 1999.

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

The following table summarizes certain information relative to stock options:

                                                           Weighted Avg.
                                                 Option       Exercise
                                       Shares     Price        Price

   Balance, July 31, 1996             170,000   $     1.25    $    1.25
   Granted                          1,518,000   $0.60-0.88    $    0.60

   Balance, July 31, 1997           1,688,000   $0.60-1.25    $    0.69
   Granted                                  -   $        -    $       -

      Balance, July 31, 1998        1,688,000   $0.60-1.25    $    0.69



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

                                                For the Years Ended
                                                     July 31,
                                                1998           1997

      Net loss as reported                   $(2,390,502)  $(1,848,419)
      Net loss, pro forma                    $(2,390,502)  $(2,118,419)
      Basic loss per share as reported       $     (0.40)  $     	(0.40)
      Basic loss per share, pro forma        $     (0.40)  $     	(0.45)

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


NOTE 11 - RELATED PARTIES

The Company has a note receivable outstanding for $9,000 from an officer/director/shareholder of the Company as of July 31, 1998. The note earns interest at 9% and had an initial maturity date of April 9, 1997 which was extended to January 9, 1998. This note is currently due.



































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

 CEO/ President and Director
-------------------------------------------------------------------------
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

      Corporate Activities

      Class "A" & Class "B" Warrants

      At a Board of Directors meeting on January 19, 1998, the Board extended the exercise date for the Company's Class "B" Warrants to July 26, 1998 with all other terms and conditions remaining in effect.

      At a Board of Directors meeting on July 14, 1998 the Board extended the exercise date for the company's Class "B" Warrants until January 26, 1999 with all terms and conditions remaining in effect.

      Amendment to Articles of Incorporation

      Subject to the Corporation's request on July 20, 1996 the Company received a Certificate from the Utah Division of Corporations and Commercial Code dated July 28, 1998 amending its Articles of
Incorporation to change the name of the Corporation to "E-Commerce West Corp." from "Royal Casino Group Inc." [See: Exhibits]




      Stock Issuances & Retirement of Shares

      From its active S-8 registrations, # 33-34786 and # 333-32415, the Company instructed its transfer agent in August, 1997 to issue 6,000 common shares to Ron Island for consulting services; in November, 1997 to issue 4,217 common shares in the name of OTR Inc. for outside services performed for the Company; and, in April, 1998 to issue 5,000 common shares to Dan French for consulting services related to engineering for the Company's planned riverboat casino development near Wyatt, Missouri. Further, the Company instructed its transfer agent to issue the following in August, 1998: David Addison 26,470 common shares for legal services performed for the Company; Deb Berg 25,000 common shares as an employee bonus; McGinn, Smith & Co. 50,000 common shares as an investment banking fee; and, Dalton & Mathias, the Company's outside accounting firm, 44,845 common shares as a portion of their compensation for consulting services performed for the company; In October, 1998 to issue Gaming Venture Corp. 10,938 common shares as the balance of consulting fees for services performed for the Company; Mainstream Consultants 17,000 common shares as a consulting fee for services performed for the Company; and, David Addison 9,097 common shares for legal fees performed for the Company. In December, 1997 to issue 68,116 common shares to Dalton & Mathias as a portion of their compensation for consulting services performed for the company and 7,692 common shares in the name of Arthur Lovett for his efforts as an outside consultant assisting the Company with its EDGAR compliance filings. In February, 1998 to issue Deb Berg 58,400 common shares for consulting services performed for the Company. In April, 1998 to issue David Addison 23,100 common shares for legal services performed for the Company. In June, 1998 to issue Dan French 12,890 common shares for consulting services related to engineering for the Company's planned riverboat casino development near Wyatt, Missouri. In July, 1998 to issue Dalton & Mathias 88,740 common shares as a portion of their compensation for consulting services performed for the company; WWWServices 20,000 common shares for Internet consulting services performed for the Company; Leonard Milstein 5,000 common shares as partial payment for legal services performed for the Company; and, Deb Berg 25,000 common shares for consulting services performed for the Company.

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

      After presentation of appropriate documentation verifying the payment of the majority of the taxes claimed as owed by the Department of Revenue to the agent assigned the matter, the South Dakota Department of Revenue reduced the amount it claimed was owed by Goldiggers for sales and use tax plus interest for the periods from November, 1994 through to and including December, 1997 from $12,000 to approximately $5,000. The Company believed, by continuing to research its records, that it would be able to considerably reduce the aforementioned amount. However, the agent resigned from the Department resulting in an immediate assessment by the Department of $4,936 plus penalties and interest. The Company sought to have a hearing to present the additional proof of payment. The Department set a December, 1998 hearing date in Pierre, South Dakota. The Department simultaneously offered to settle the matter for payment of the principal amount only. Against the advice of the Company's counsel, the Company advised the Company's counsel to advise the Department that it would accept the settlement as the costs for employees and corporate counsel to travel to Pierre together with fees incurred would almost equal the settlement amount. The settlement will be in full and in perpetuity. [See: Subsequent Events]

      Securities & Exchange Commission

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

      Internal Revenue Service

      A federal tax lien in the amount of $15,740.35 was filed against the Company with the appropriate South Dakota regulatory bodies on March 2, 1998 and was paid in full by the Company by March 30, 1998.
In a letter of explanation to the Company, the revenue officer wrote that she had received information that Goldiggers was closed and the assets were for sale. Therefore she stated, she filed the lien to protect the government's interest. A Certificate of release of Federal Tax Lien was recorded by the appropriate South Dakota regulatory agencies on April 15, 1998.


      Workman's Compensation Audit

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

Exhibit No.                  Description                    Page No.

     1          S-8 Registration Statement dated               *
                July 30, 1997, Registration # 333-32415.

     2          Form 8-K which was filed on August 12,         *
                1998 announcing the dismissal of Arthur
                Andersen LLP as the Company's auditors;
                the Company's request to the Nevada Gaming
                Commission seeking permission to withdraw its application for a gaming license; and, the entering into a settlement agreement on the only outstanding corporate litigation.

     3          Form 8-K which was filed on October 21, 1998   *
                announcing the engagement of Singer, Lewak
                Greenbaum & Goldstein LLP as the Company's independent accountants.

     4          Form 8-K which was filed on January 12, 1998   *
                announcing the closure of Goldiggers Hotel and Gaming Est.

     5          Form 8-K filed on August 3, 1998 announcing    *
                the name change of the Corporation to E-Commerce West Corp. from Royal Casino Group Inc. including a Certificate of Amendment to the Company's Articles of Incorporation attesting to that fact.

     6 Copy of Larry C. Close's letter of resignation * as an officer, secretary and director of Royal
                Casino Group and all its subsidiaries.

     7          S-8 Registration Statement dated July 28, 1998,*
                Registration # 333-59975.

     8          Consent of Singer Lewak Greenbaum & Goldstein   *

Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the information is given in the financial statements of the Company.


*  documents previously filed






















































                             Signatures



Pursuant to the requirements of Section 13 or 15 (d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of November, 1998.

                                 E-COMMERCE WEST CORP.



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

     Signature                     Title                      Date

  /s/ Jon F. Elliott        President,                    May 28, 1999
  Jon F. Elliott            Chief Executive Officer,
                            Chairman of the Board














2
21






20
20
The accompanying notes are an integral part of these financial statements.

23

22
The accompanying notes are an integral part of these financial statements.

26
The accompanying notes are an integral part of these financial statements
25
30
The accompanying notes are an integral part of these financial statements.

32
33


34

                                    38