Form 10-Q
period 1999-04-30
E COMMERCE WEST CORP
filed 1999-06-15
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                       Washington,  DC  20549

                              FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                For the Quarter ended April 30, 1999

                     Commission File No. 0-10315
                         E-COMMERCE WEST CORP.
           (Name of Registrant as specified in its charter)

               Utah                            95-4091368
   (State or other jurisdiction of          (IRS Employer
    Incorporation or organization)           Identification No.)

                           83 Sherman St.
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

As of April 30, 1999 10,544,121 shares of registrant's $0.001 par value common stock were outstanding.








                      E-COMMERCE WEST CORP.


                              INDEX

                                                              Page
                                                             Number


PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Balance Sheets as of April 30, 1999(unaudited)
              and July 31, 1998(audited)                       3

              Unaudited Statements of Operations
              3 months ended April 30, 1999 and 1998           4

              Unaudited Statements of Cash Flows
              3 months ended April 30, 1999 and 1998           5

              Notes to Financial Statements                    6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations      7

PART 11     OTHER INFORMATION

Item 2.     Change in Securities                               11

Item 6.     Exhibits and Reports on Form 8-K                   11






















               E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


ASSETS                              April 30, 1999   July 31, 1998
                                      (unaudited)      (audited)

Current Assets
  Cash and cash equivalents           $    1,630     $    71,615
  Accounts receivable                      2,169           2,930
  Note receivable - officer               33,000           9,000
  Notes receivable                         9,000          51,000
  Inventories                             13,537               0
  Prepaid expenses & other assets         25,778          38,290

     Total current assets                 85,114         172,835

Fixed Assets
  Property and equipment                 128,818          45,396
  Accumulated depreciation           (    17,931)   (     12,523)

     Fixed Assets, Net                   110,887          32,873


     Total assets                     $  196,001     $   205,708


                                    Jan. 31, 1999   July 31, 1998
LIABILITIES AND SHAREHOLDERS'
  DEFICIT

Current liabilities
  Accounts payable                    $  167,645     $   153,803
  Accrued liabilities                    243,128         140,248
  Note payable officer	                   5,676               0
  Net liabilities of discontinued
   operations                            133,040         136,392

    Total current liabilities            549,489         430,343


Equity
  Preferred Stock, 100,000,000
    authorized; 1,100,000 Series A
    convertible shares issued and
    outstanding                            1,100           1,100
  Common Stock, $0.001 par value,
    150,000,000 shares authorized;
    10,544,121 and 8,642,102 shares
    issued and outstanding                10,544           8,642
  Additional Paid in Capital           6,089,298       5,856,840
  Accumulated deficit                 (6,454,430)     (6,091,217)

    Total shareholders' deficit      (   353,488)     (  224,635)

    Total liabilities & shareholders'
     deficit                          $  196,001      $  205,708

                   E-COMMERCE WEST CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                   3 Months Ended             9 Mo. Ended
                              Apr. 30/99   Apr. 30/98   Apr. 30/99   Apr. 30/98
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)

Revenues                      $      0                 $    5,334
Cost of goods sold                   0                      1,899

Gross Profit                         0                      3,435

Selling, general &
 administrative expenses        97,344   $   82,666       360,584    $ 412,664
Depreciation/amortization        2,071        5,542         6,169        9,268

Loss from continuing
 operations                  (  99,415)  (   88,208)  (   363,318)  (  421,932)

OTHER INCOME (EXPENSE)
 Interest income                 1,089          395         2,704          814
 Interest expense            (     415)               (     2,452)  (   12,524)
 Realized gain                                  464                      7,782
 Gain on sale of assets                                     3,000
 Loss on abandoned projects                                         (    5,409)

Total other income (expense)       674          859         3,252   (    9,337)

Loss from continuing
 operations before
 income taxes                (  98,741)  (   87,349)  (   360,066)  (  431,269)

Income tax provision                 0            0             0            0

Net loss from continuing
 operations                  (  98,741)  (   87,349)  (   360,066)  (  431,269)

Discontinued Operations:
 Gain (Loss) from operations (     535)      16,283   (     8,682)  (1,503,364)
 Gain (loss) from
   disposition of operations         0                      5,535  (   272,540)

Net loss                     ($ 99,276)  ($  71,066)  ($  363,213) ($2,207,173)


Basic (loss) Per Share
 From continuing operations     ($0.01)      ($0.02)      ($0.03)      ($0.08)
 From discontinued operations     0.00       ( 0.00)        0.00       ( 0.33)

Total basic loss per share      ($0.01)      ($0.02)      ($0.03)      ($0.41)


Weighted-average common
 shares outstanding          10,058,592    5,138,176    9,783,396    5,342,000
















                         E-COMMERCE WEST CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 3 Months Ended             9 Months ended
                              Apr.30/99     Apr.30/98    Apr.30/99   Apr.30/98
                             (unaudited)   (unaudited)  (unaudited) (unaudited)
Cash flows from
operating activities:
 Net loss from
 continuing operations       ($  98,741)  ($   87,349) ($ 360,066) ($  431,269)

Adjustments to reconcile
 net loss to net cash used
 in operating activities
  Depreciation & amortization     2,071         5,542       5,408        9,211
  Issuance of stock for
   services rendered             27,550         9,810      59,360      102,793
  Gain on sale of assets                                (   3,000)


(Increase) decrease in:
 Prepaid expenses & other
  current assets              (   9,281)      153,380      12,512  (    55,179)
 Accounts receivable          (   1,867)  (    12,969)        761  (    12,969)
 Inventories                      4,661             0   (  13,537)           0


 Increase (decrease) in:
   Accounts payable              67,108   (   204,018)     13,842       40,574
   Accrued liabilities        (  17,473)  (   166,333)    129,643       57,925

 Net cash provided by (used in)
   continuing operations      (  25,972)  (   301,937)  ( 155,077) (   288,914)
 Net cash provided by (used in)
   discontinued operations    (   1,625)      491,740   (   3,399)     468,550

Cash flows from
 investing activities:
   Notes receivable                                        42,000
   Acquisitions of
    property & equipment      (   7,565)            0  (   10,185)           0
   Loans to officers          (   8,000)            0  (   24,000)      20,000

Net cash used in investing
  activities                  (  15,565)            0       7,815       20,000


Cash flows from
 financing activities:
  Loans from officers             2,021                     5,676        4,606
  Issuance of common stock            0                    75,000
  Payments on notes payable           0   (   125,025)          0  (   125,025)

Net cash provided by (used in)
  financing activities            2,021   (   125,025)     80,676  (   120,419)


Net increase (decrease)
 in cash and cash
 equivalents                  (  41,141)       64,778  (  69,985)       79,217
Cash and cash equivalents
  beginning of period            42,771        15,003     71,615           564

Cash and cash equivalents
  end of period                $  1,630     $  79,781   $   1,630   $   79,781



Supplemental schedule of non-cash investing and financing activities:

   During the quarter ended April 30, 1999, the Company recorded $73,237 in accrued liabilities as payment for the software to run a permanent retail web site.

   During the quarter ended April 30, 1999, the Company issued 800,000 shares of common stock to the Company's President and CEO as payment for $100,000 of accrued salary.






                         E-COMMERCE WEST CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED April 30, 1999

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

     The accompanying interim consolidated financial statements of E-COMMERCE WEST CORP. (the Company) are unaudited, however, in the opinion of Management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items.

     The Company experienced no revenues during the reporting period as the Company continues to develop its first year-round retail Web site. Revenues are anticipated to resume in the second calendar quarter of 1999 coinciding with the planned launch of the Company's first permanent retail Web site. Consequently, operating results for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1998 and the notes thereto, included in the Company's annual report on Form 10-K.
























Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

     The quarter was spent in the continuing research into the Internet in general and electronic commerce specifically plus the development of the Company's initial year-round retail Web site. Additionally, efforts were devoted to product procurement, negotiating with suppliers and product testing. The Company does not have any current revenue streams from operations, although modest revenues were achieved during a brief 30-day seasonal web site. Revenues are anticipated to commence with the launch of the Company's first permanent Internet retail Web site that is scheduled to occur in the second quarter of calendar year 1999. The Company does anticipate revenues within the current fiscal year to be derived from its Internet niche Web sites although there can be no assurances as to the amount of revenues or if the revenues will be sufficient to satisfy ongoing corporate operating expense.

     Selling, general and administrative expenses for the nine months ended April 30, 1999 were $360,584 and consisted primarily of accrued and expensed salaries and web-site development charges. This is approximately 14.5% less than the selling, general and administrative expenses of $412,664 for the prior nine months ended April 30, 1998. Funds were expensed and are expected to continue to be expensed in the ongoing development and planned operation, marketing, advertising, promotion, new product procurement and continuous improvements to the Web site and the research, planning, development and launch of other niche Web sites. The previous period's higher expenses were incurred in the operation and closing of the Company's casino.


     Liquidity and Capital Resources

      As of April 30, 1999, the Company had cash and cash equivalents totaling $1,630 and a working deficit of $464,375. Since inception, we have financed our operations primarily through private offerings of equity and debt securities.

      Net cash used in continuing operating activities was $25,972 for the quarter and $155,077 for the nine months ended April 30, 1999 respectively.

      Net cash provided by (used in) investing activities was $(15,565) for the quarter and $7,815 for the nine months ended April 30, 1999 respectively. Net cash used in investing activities consisted primarily of purchases of property and equipment and loans to officers.

      The Company expects cash flows from operating activities to continue to be negative over the next year. Depending on the success of the Company's efforts to develop and operate its websites, management believes that the Company's present working capital will need to be supplemented to support the Company's operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

     Domain Name Ownership

     The Company owns, as intellectual property, over 20 Web site addresses consistent with the Company's plans to continue to develop and launch Web sites designed to appeal to a niche segment of the market.

     Proposed Wyatt, Missouri Riverboat Casino

     In January, 1999, the Company received its long-awaited Army Corps' of Engineers permit. Virtually all the components are in place to proceed with the application to the Missouri Gaming Commission and when and if selected for review by the Commission, the commencement of the construction of the development could begin. However, it is the intention of the Company to explore all it's options in addition to firming the Company's funding for the project prior to submitting its application for licensing to the Missouri Gaming Commission. Although actively pursuing all avenues related to the development, the Company can not realistically project a time frame for submission of the application.

      Stock Issuances

     The Company issued the following shares this quarter: from S-8 Registration Number 333-59975: to David Addison a total of 15,889 common shares, to Harlan Schmidt a total of 44,492 common shares and to Robinson, Diamant and Brill 2,344 common shares for their legal services. To WWWServices 20,000 common shares for web store design consulting fees. From the treasury the Company issued 5,000 restricted common shares to Eric Ward as a bonus for his effort in connection with the launch of the Company's eChristmastrees.com web site and further, in an effort to improve the Company's balance sheet and reduce its current liabilities, on February 19th pursuant to a resolution of the Board in a February 19th meeting, the Company issued 800,000 restricted common shares at $0.125 per share to Jon Elliott, the Company's President & CEO in exchange for $100,000 owed to Mr. Elliott in salary pursuant to his Employment Agreement. Mr. Elliott has not received any cash compensation per the terms of his Employment Agreement in the previous 20-month period beginning in June, 1997 despite providing his services exclusively to the Company.

     Equipment Rental, Overhead Reimbursement, Rent, Support Services

     The Company leases approximately 640 square feet for its corporate headquarters in Deadwood, South Dakota for $400 per month on a lease through April, 1999. [See: Subsequent Events]





     Year 2000 Compliance

     The Company is conducting a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company expects to complete their internal Year 2000 compliance program by mid 1999 and anticipates that the total expenditures on this program will not exceed $10,000. As the Company launches its Internet retail Web sites, the Company will be marketing products from several third party suppliers. As such, the Company is attempting to ascertain from each supplier assurances of their Year 2000 compliance. However, since the Company will be dependant on its suppliers computer systems and applications, particularly with respect to shipping, accounting, billing and buying, the Company may experience delays which could produce an adverse effect. While the Company believes its procedures and its suppliers efforts in this regard will be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, the Company's efforts, and those of its third parties with whom it interacts, may not be satisfactorily completed in a timely fashion or may cost substantially more to remedy than the amount anticipated. Failure by the Company's suppliers to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company.

     Other Matters

     Despite providing his services exclusively to the Company, the Company has been unable to pay a salary to Jon Elliott, the Company's Chief Executive Officer and a Director per his Employment Agreement. Therefore, in this quarter, as his sole source of income, Mr. Elliott sold a total of 30,000 common shares in three separate transactions at an average price of $0.56 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities and Exchange Commission.


Subsequent Events

	New Web Site Launch

	The Company officially launched its second Web site, www.westerngold.com, on June 7, 1999.

 	     Westerngold.com, marketing quality Western products, will serve a previously ignored Internet retail market segment currently generating billions of dollars in domestic clothing, jewelry, art, gift and food sales. The Company has positioned Westerngold.com to be a niche market dominator as this site is the first to market in its category. The
Company plans to implement a strategic marketing plan designed to drive site traffic and positively impact sales.

      With over 100,000 individual product pages, Westerngold.com features western clothing; cowboy boots; leather jackets, vests, hats plus hand-tooled leather handbags, briefcases & luggage; hand-crafted silver jewelry and belt buckles; Black Hills Gold jewelry including earrings, rings, pins, brooches, watches, necklaces & pendants; authentic Native American reproductions including weapons, buffalo skulls and ceremonial collector's items; American Indian jewelry; music, western books and gifts; Western furniture and accessories; original art plus limited edition bronze sculptures; Western specialty foods and gourmet gifts including spices, chili's, salsas, herb wine vinegars, meat soaks and rubs.

	Westerngold.com is a year round retail Web site and is owned by westerngold.com corp., a private company operating as a wholly owned subsidiary of E-Commerce West Corp. Goldiggerswest.com Corp. changed its name to Westerngold.com on March 23, 1999 by virtue of a Certificate of Amendment issued by the South Dakota Secretary of State.

      New Corporate Offices

	On May 7, 1999 the Company moved its corporate headquarters into larger premises designed to serve the expanding needs of the Company as it launches its Web sites. The Company moved from 152 Sherman Street to 83 Sherman Street increasing its office and storage space from approximately 640 square feet at its previous offices to approximately 3,600 square feet. The Company has a one year lease at a monthly rental of $1,250 with an option for the second year at $1,500. Additionally, the Company has an option to purchase the building and underlying property for $125,000 for the first six months and $130,000 for the second six months. In the event the building's owner receives an offer to purchase the building, the Company has 30 days to either exercise its option to purchase or match the purchase price. In the event the Company does neither, the Company would have 90 days to move to other facilities.

      Litigation

      On May 24, 1999 the Company received a Bill of Sale from the Trustee for the Bankruptcy Estate of Stephen Grogan, pursuant to a Court Order issued by the United States Bankruptcy Court for the District of Colorado on May 18, 1999 whereby, for $21,000, the Company acquired all claims, causes of action, settlement agreements and amendments thereto, and all rights of action including pre-petition claims in perpetuity not otherwise exempt under local rules, which Stephen Grogan has asserted or could have asserted against E-Commerce West Corp. or Royal Casino Group Inc. or any former or current officers, directors, agents or assigns thereof together with all rights to 111,250 common shares of the Company's stock issued to Stephen Grogan and all stock in Trustee's possession comprised of an additional 51,250 common shares issued to Stephen Grogan. [See: Stock Retired]

      The $21,000 paid to the Trustee in Bankruptcy was advanced to the Company by a third party to be used to purchase, on the third party's behalf, the shares of common stock from the bankruptcy estate.

      Stock Retired

     Pursuant to a resolution of the Board of Directors at a meeting on June 3, 1999, the Company will retire into the Treasury 51,250 common shares issued to Stephen Grogan which were acquired from the bankruptcy estate.

      Stock Issuance

      The Company has issued the following from its active S-8 registration number 333-59975: to Dalton & Mathias 17,789 common shares for their accounting services; to Eric Ward 4,512 common shares for his consulting services in connection with the launch of the Company's second Web site; to David Addison 3,885 common shares, to Lynn Bock 25,000 common shares and to Robinson, Diamont & Brill 2,983 common shares for their legal services; to WWWServices 20,000 common shares for web store design consulting fees; to Dan French 3,125 common shares for consulting services in connection with the Company's riverboat casino development and to Mariellen Ross, 1,042 common shares for consulting pursuant to the Company's second Web site.

      Other Matters

	Jon Elliott, the Company's President sold a total of 33,193 common shares in four separate transactions at an average price of $0.45 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities and Exchange Commission.

























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


Date:  June 14, 1999


8

7