Form 10KSB
period 1999-07-31
E COMMERCE WEST CORP
filed 1999-10-28
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the Fiscal Year Ended July 31, 1999

                      Commission File No. 0-10315

                         E-COMMERCE WEST CORP.
        (exact name of registrant as specified in its charter)
                    (formerly Royal Casino Group Inc.)

               Utah                                95-4091368
    (State of Incorporation)               (I.R.S. Employee I.D.No.)

                              83 Sherman St.
                           Deadwood, SD 57732
(605) 578-1299         Fax  (605) 578-1298
           Address and telephone of principal executive offices

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

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 1999 was $1,189,038

            12,404,503 shares of registrant's $0.001 par value
                common stock were outstanding and issued as
                             of July 31, 1999

                 Documents incorporated by reference: None












                              TABLE OF CONTENTS

PART I                                                              PAGE
                                                                   NUMBER

      ITEM 1. BUSINESS.............................................   3

      ITEM 2. PROPERTIES...........................................   5

      ITEM 3. LEGAL PROCEEDINGS....................................   6

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .   6

PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
              STOCK AND RELATED STOCKHOLDER MATTERS................   7

      ITEM 6. SELECTED FINANCIAL DATA..............................   7

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS........  10

      ITEM 8. FINANCIAL STATEMENTS.................................  19

              NOTES TO FINANCIAL STATEMENTS........................  26

      ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES .............  37

PART  III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS....................  38

      ITEM 11. EXECUTIVE COMPENSATION..............................  38

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT .....................................  40

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS........................................  40

               SUBSEQUENT EVENTS...................................  44
PART IV

      ITEM 11. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.............................  45

SIGNATURE PAGE ....................................................  46





                                 PART I

Item 1.  Business

      General Development of Business

      The Company, which is a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes together with a reorganization in 1986, which did not involve current management. In July, 1998 the Company amended its Articles of Incorporation to change its name from Royal Casino Group Inc. to E-Commerce West Corp.

      The Company has limited revenue streams from operations, consistent with most Internet start-up companies. However, revenues are anticipated to increase over time as the websites become better known and visitations and purchases by the general public increase.

      E-Commerce West Corp. is a publicly traded company whose stock trades on the NASDAQ Over-The-Counter ("OTC") Bulletin Board under the symbol "ECEE". The Company currently maintains its principal office at 83 Sherman St, Deadwood, SD 57732. The Company's mailing address is P.O. Box 624 Deadwood, SD 57732, it's telephone number is (605) 578-1299 and the fax number is (605) 578-1298.

      Narrative Description of Business

            Prior

      The Company operated in the gaming industry as Royal Casino Group since 1994 and changed its name to E-Commerce West Corp. in July, 1998 to reflect a shift in its primary business focus away from gaming to e Commerce.

      The Company has two active, wholly-owned subsidiaries, westerngold.com corp. and Royal Casino Group, Inc., both incorporated in South Dakota.

            Current

      The Company is in the process of developing its niche Internet retail web site and intends to attempt to acquire existing privately held niche Web sites. Niche-based web sites are designed to appeal to a target market such as `westerngold.com' which is geared specifically towards Western enthusiasts. E-Commerce West intends to own and operate as many niche-based Web sites as is economically feasible. The Company will seek to acquire privately held niche web sites which would either be acretive to earnings or hold the potential to be acretive to earnings primarily with the introduction of cross-promotions designed to drive traffic to each web site owned by the Company, thus creating more highly trafficked web sites collectively than would be when operated independently. Although it is more difficult to brand several select sites rather than one large one, the Company believes that the advantages will accrue through cross-promotion and multiple rewards-based marketing, in addition to the economies of scale that can be achieved through centralization of key operating elements.

     There are several components to the Internet - from navigation aggregators (Yahoo, Excite) to commerce enablers (Cybercash, Doubleclick), from services (Mindspring, PSInet), to software (Netscape, RealNetworks), from security (Cyberguard, Verisign), to high-speed solutions (Broadband Technologies), to content providers (CNET, Salon.com). Profitability has been elusive in this area, as has been acceptability to refined technologies known as the `better mousetrap syndrome'. Electronic commerce retailers (Amazon, CDNow & eToys) are what the Company believes are the stable future of electronic commerce for the very simple reasons that people will choose the retail outlet with the largest selection, an edge the Internet has over bricks and mortar retail stores, and the easiest, most efficient and cheapest way to buy and sell goods and services. This is why the Company has chosen to occupy this particular electronic commerce arena described above.


     Corporate Direction on the Internet

     Through research the Company realized it couldn't just take a classic business model, use an approach to doing business with a product or service design from another category, put it on the Internet and expect it to succeed. The Company found it's a combination of direct disciplines. Necessary components are an understanding of branding principals; how to deal with customer communication; whether or not to take control of inventory; what the service or product is that provides the `value add' to the customer; where margin is found within our business combined with what kind of customers we're going to
- a whole variety of elements that will equal our success.

      The Internet has people using the medium to get information which leads to a purchase. With the whole dynamic accelerating into the new millennium, companies that master the technique of leveraging the use of technology to deliver products or services will prosper.


      Future

     The future of `e-tail' on the Internet will be comprised of so called "category killers" such as Amazon.com, CDNow, and niche companies such as westerngold.com or Garden.com. Just as television has evolved from the `Big 3' networks to hundreds of smaller niche channels offering a vast array of programming choices and `broadcasting' has become `narrowcasting', the Company believes history will repeat itself in this new medium, the Internet. The Company expects that success will be achieved in thousands of Web sites world-wide offering select goods and services targeted to a specific, and eager audience although there can be no assurance of the Company's individual success.

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


Planned Wyatt, Missouri Riverboat Casino & Entertainment Center

      E-Commerce West believes it has a significant asset remaining in gaming. To preserve that asset, the Company on August 18, 1998 changed the name of a wholly-owned subsidiary from RCG Corp. to Royal Casino Group, Inc. to which it transferred all of its gaming assets including the name Royal Casino Group. Royal Casino Group has invested a considerable amount of time and money over the last 4 1/2 years in the planning and development of a riverboat casino entertainment center on the Mississippi River near Wyatt, Missouri.

     Royal Casino Group has an exclusive 25 year agreement with the city; 50 acres of land on the Mississippi River under its control; a Water Quality Certification permit from the Missouri Department of Natural Resources; a legal opinion from the attorney retained by the City of Wyatt to annex the land where the riverboat casino would be located stating that the annexation of the land into the city has been completed; and its requisite docking permit from the Army Corps of Engineers. The Company has received a tentative commitment for debt financing subject to customary terms and conditions. Over 15,000 vehicles daily pass in view of the location. A market of 2 million people reside within 100 miles of the site. The closest competition is a riverboat casino located 50 miles away which opened in 1993 and generated gross revenues in excess of $80 million in 1998. "The Royal Missourian" is projected to have gross revenues of $40 million with an EBITDA of $10 million on a total investment of $20 million. The Company is exploring several options including sale of substantially all the assets of the transaction to another gaming company. Should the Company be successful in its efforts to sell its interest and at a price satisfactory to the Company, then the proceeds of the sale will be applied to E-Commerce West's e-commerce business endeavors. The Company has no interest in participating in Internet gaming.


      Employees

      The Company currently employs three full time employees. Once westerngold.com is fully funded, it is anticipated the Company will employ an additional fifteen to twenty persons.



Item 2.    Properties

     The Company does not own any real property




Item 3.    Legal Proceedings

      The Company is not involved in any existing law suits, nor is the Company aware of any pending legal proceedings.

     Permanent Dismissal of all Litigation with Stephen Grogan and acquisition of all Mr. Grogan's claims in perpetuity.

      On May 24, 1999 the Company received a Bill of Sale from the Trustee for the Bankruptcy Estate of Stephen Grogan, pursuant to a Court Order issued by the United States Bankruptcy Court for the District of Colorado on May 18, 1999 whereby, for $21,000, the Company acquired all claims, causes of action, settlement agreements and amendments thereto, and all rights of action including pre-petition claims in perpetuity not otherwise exempt under local rules, which Stephen Grogan has asserted or could have asserted against E-Commerce West Corp. or Royal Casino Group Inc. or any former or current officers, directors, agents or assigns thereof together with all rights to 111,250 common shares of the Company's stock issued to Stephen Grogan and all stock in Trustee's possession comprised of an additional 51,250 common shares issued to Stephen Grogan. [See: Stock Retired]

      The $21,000 paid to the Trustee in Bankruptcy was advanced to the Company by a third party to be used to purchase, on the third party's behalf, the 111,250 shares of common stock from the bankruptcy estate.

     In July, 1999 the Company filed a Motion to Dismiss With Prejudice a suit previously filed by Mr. Grogan against the Company and Jon Elliott which had been dismissed without prejudice in August, 1997. A Court Order granting the Company's motion was subsequently signed by the Court.


Item 4 Submission of Matters to a Vote of Security Holders

     During the year there were no submissions of matters to a vote of security holders.




















PART II

Item 5. Market for the Registrant's Common
        Stock and Related Security-Holder Matters

       (a) Market Information. E-Commerce West's common stock is traded on the NASDAQ Bulletin Board under the symbol "ECEE".

      The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.
                                           High             Low

      1999 Fourth Quarter. . . . .        $0.37            $0.12
      1999 Third  Quarter. . . . .        $1.03            $0.23
      1999 Second Quarter. . . . .        $0.58            $0.25
      1999 First  Quarter. . . . .        $0.58            $0.14

      1998 Fourth Quarter. . . . .        $0.42            $0.08
      1998 Third  Quarter. . . . .        $0.13            $0.08
      1998 Second Quarter. . . . .        $0.33            $0.11
      1998 First  Quarter. . . . .        $0.57            $0.31

      (b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 1999 was 2,594

      (c) The Company has not paid a cash dividend on its Common Stock and does not anticipate that it will do so in the foreseeable future.

      (d) On January 14, 1999 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants to July 26, 1999. On July 3, 1999 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants six months to January 26, 2000, with all other terms and conditions applicable to the warrants remaining in effect.

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










Schedule of Selected Financial Information for the Year ended July 31,

                        1999      1998       1997       1996     1995

Net Operating Revenues:
 Continuing Operations   $0        $0         $0         $0       $0
Loss from continuing
 Operations          ($594,159)($691,566)($1,239,785)($282,795)($322,899)
Loss from continuing
 operations per common
 share                 ($0.06)   ($0.12)     ($0.27)   ($0.09)   ($0.15)

Cash dividends declared
 per common share        $0        $0          $0        $0        $0

As of July 31,
                        1999      1998       1997       1996     1995

Total Assets:
 Continuing Operations $304,185 $205,708   $156,923  $913,420       $21
Current Liabilities:
 Continuing Operations $509,837 $294,051   $392,703  $158,247  $135,422
Long-Term Obligations &
 Redeemable Preferred
 Stock                 $ 1,100 $2,440,000 $2,440,000 $2,440,000      $0


                            July 31, 1999


      Total Assets ...............................$ 304,185

      Total Liabilities...........................$ 509,837

      Shareholders' Deficit.......................$(205,652)


Shares Outstanding

      Common Stock ................................ 12,404,503
      Series A Convertible Preferred Stock ........  1,100,000


Net Tangible Book Value
      Per Share of Common
      Stock . . . . . . .  . . . . . .$ (0.02)

       (1) There are presently outstanding 1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 2000. There are presently outstanding 550,000 "C" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $4 until December 31, 2000. This calculation assumes that none of the aforementioned "B" and "C" Warrants have been exercised.

Income Taxes:

      The Company is current with all its Federal and State Income Tax filings. The Company does not owe any Federal or State Income Taxes, and has a net operating loss carryforward of approximately $5,667,292 expiring beginning 2010. However, Atlantic-Pacific Corp., the Company's subsidiary corporation which owned and operated Goldigger's Hotel and Gaming, submitted an Offer in Compromise to the Internal Revenue Service for approximately $67,000 in unpaid payroll taxes which was accepted in April 1999. Due to a lack of available cash the amount remains unpaid as of the date of this filing. The Company has been notified that its offer is overdue.

Stockholders' Equity
Common Stock:

      The Company has 150,000,000 shares authorized, 12,404,503 shares issued and outstanding. There are presently outstanding 1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 2000. The "B" Warrants are callable by the Company at a purchase price of $0.20 per Warrant. Additionally, the Company has 550,000 "C" Warrants outstanding which entitle the holder to purchase one share of Common Stock at a purchase price of $4. until December, 2000. These Warrants are callable by the Company at a purchase price of $1 per Warrant.

Preferred Stock:

      The Company has 100,000,000 shares authorized of which 1,100,000 Class A Preferred are issued and outstanding. The outstanding preferred stock is convertible by the holder into common shares on a one-for-one basis, one third each year, beginning in 1997. It may also be redeemed by the Company at any time, in any number of shares at $3 per share.

Stockholders' Equity
Stock Options:

      Under the terms of its nonqualified employee stock option plan the Company is authorized to establish a plan for up to two hundred and fifty thousand (250,000) shares of Common Stock pursuant to a resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws. Pursuant to this plan the Company has issued one hundred and seventy thousand (170,000)options to Jon Elliott, the Company's President & CEO. The options may be exercised at a purchase price of $1.25 per share. The options expire on December 31, 2003. Additionally, the Company created options, with an expiration date of December 31, 2003, equating to three million shares of common stock to an Employee Stock Option Plan. The Board granted 900,000 options to Jon Elliott, the Company's President and CEO. These options carry an exercise price of $0.60 per share. Additionally, the Board on the same date authorized the establishment of 500,000 options, each to be exchanged on a one for one common stock basis, to be offered at the discretion of the President to investors. These options would be priced at the time granted, at a price above the then current price of the Company's common shares. Further, that each option shall be for a period established by the President at the time they are granted. The common stock issued pursuant to all of the aforementioned options are restricted under the Securities and Exchange Commission Rule 144.

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

      The Company has depleted most of its cash resources and does not possess the collateral to borrow from its lenders. The Company is currently seeking $10 million in financing from venture capitalists for its westerngold.com site. Current cash on hand is not sufficient to meet ongoing operating expenses however the Company is optimistic that financing will be available, although there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required.

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

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

- The Company has reduced operating expenses and has no debt other than payroll and payroll taxes and amounts due to its CEO.
- The Company has entered the eCommerce arena by launching two niche Internet web sites. The Internet is a medium that is expected to experience substantial growth into the next millennium.
- The Company is optimistic that financing is available for the Company's future plans through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these.

The ability to raise necessary financing will depend on many factors, including the perceived success of the Company's websites by the investment community, the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.


Results of Operations:

     The Company launched its first website www.echristmastrees.com in mid-November, 1998 and operated the site for approximately 30 days as an annually recurring seasonal site. The purpose in operating this site was to garner experience in electronic commerce, Internet advertising, marketing, promotion and product fulfillment with a time-sensitive product prior to launching the Company's first year round retail website, www.westerngold.com. The Company progressed methodically, eliminating potential problems as it developed the Company's first year round Web site, www.westerngold.com. During development the Company continued to add additional suppliers in an effort to enhance the overall appeal of the site and expand its market reach. As this site offers over 100,000 individual product combinations, the website took approximately twelve months to take live. This second niche retail Website launched in June 1999.

echristmastree.com

     On November 18, 1998 the Company launched its first website. The site, www.echristmastrees.com, sold two varieties of Christmas trees in various sizes plus two types of Holiday wreaths. The Company's goal this season was to `brand' the site. As such the Company purchased over 4 million banner ads on popular Web sites, such as AltaVista, GeoCities and `www.usatoday.com'. To announce the launch the Company retained the services of the Internet public relations firm that promoted the launch of `Amazon.com', `CoolShoppping', `ONSALE' and `LinkExchange', all successful Web sites. The Company was the beneficiary of significant publicity including an article in Business Week Online, an article which was syndicated to over 800 newspapers by Bloomberg, a review by Yahoo's `Daily News', an article in USA Today newspaper plus a corresponding article on their Web site, a television feature on ZDTV plus a corresponding report on their Web site and others. Of significance was the large number of measurable banner ad responses as click-throughs from Internet users in over 85 foreign countries. The Company interprets these results as extremely encouraging as to its ability to create interesting Web sites, deploy creative advertising and promotions that produces results and an array of products generating significant world-wide appeal, as that is the future of the Internet. Although first year sales were modest, the Company believes it succeeded in its pre-launch goal to "brand" the site, which the Company believes will be reflected through increased sales in future years. echristmastrees.com re-launched for the holiday season in October, 1999.

westerngold.com

     The Company officially launched its second Web site, www.westerngold.com, on June 7, 1999.

 	     westerngold.com, marketing quality western products, serves a previously ignored Internet retail market segment currently generating in excess of $2.75 billion in annual, domestic sales. The Company has positioned westerngold.com to be a niche market dominator as this site is the first to market in its category. The Company plans to implement a strategic marketing plan designed to drive site traffic and positively impact sales.

      With over 100,000 individual product pages, westerngold.com features western clothing; cowboy boots; leather jackets, vests, hats plus hand-tooled leather handbags, briefcases & luggage; hand-crafted silver jewelry and belt buckles; Black Hills Gold jewelry including earrings, rings, pins, brooches, watches, necklaces & pendants; authentic Native American reproductions including weapons, buffalo skulls and ceremonial collector's items; American Indian jewelry; music, western books and gifts; Western furniture and accessories; original art plus limited edition bronze sculptures; Western specialty foods and gourmet gifts including taste-tempting spices, chili's, salsas, herb wine vinegars, meat soaks and rubs.

     The westerngold.com advertising campaign began with the placement of four color, full page ads in four Western-lifestyle magazines commencing with the September, October and fall issues. The results increased both traffic to the site and memberships.

     westerngold.com's Affiliate Program was implemented by Commission Junction, a leader in affiliate marketing programs, in September, 1999. An affiliate is an existing website which elects to place westerngold.com's logo on their site. Any purchases on Westerngold.com generated by affiliate's visitors either on the first visit or on a subsequent visit within 90 days of the first visit, results in the affiliate earning a 10% commission. Commission Junction earns 2% on all sales and provides services including check writing, real-time sales tracking and the issuance of 1099's to each affiliate when appropriate. Westerngold.com projected attracting 300 affiliates within the first month. Websites that joined westerngold.com's Affiliate Program exceeded projections and totaled over 650 within the first four weeks after the program's launch.

     westerngold.com is a year round retail Web site and is owned by westerngold.com corp., a company operating as a wholly owned subsidiary of E-Commerce West Corp. Goldiggerswest.com Corp. changed its name to westerngold.com corp. on March 23, 1999 by virtue of a Certificate of Amendment issued by the South Dakota Secretary of State.

     westerngold.com Advisory Board

     An Advisory Board provides a significant guiding hand to start-up organizations from experts in a variety of fields in which westerngold.com will require assistance. westerngold.com is fortunate to have attracted such a highly credentialed group of Internet professionals to serve on its Advisory Board. The following three individuals, listed alphabetically, joined westerngold.com's Advisory Board in June, 1999

     Rich LeFurgy

     Director and Chairman of the Internet Advertising Bureau in addition to Chairing FAST Forward, another major Internet industry group, Mr. LeFurgy is also a Director of the Advertising Research Foundation and the Advertising Education Foundation. Called by USA Today "the Johnny Appleseed of online advertising" and listed in Internet World magazine's December 14, 1998 issue as one of 12 individuals who in 1998 made a difference in the Internet, Mr. LeFurgy established one of the first online advertising sales organizations while at Starwave. He led online advertising sales for the combined Starwave and Disney organizations. Previously Mr. LeFurgy was Executive Vice President and a Senior Partner at NW Ayer & Partners in New York where he worked since 1978. At Ayer he led integrated advertising, direct and event marketing programs for such clients as AT&T, Marriott, Folgers Instant Coffee, Gillette Right Guard, Avon, Burger King, Ralston Purina and 7UP. Mr. LeFurgy also serves on the Board of Directors of Lot 21 and heads the Strategic Advisory Board of AdKnowledge. Mr. LeFurgy holds a B. S. degree in Advertising from Syracuse University's Newhouse School.

     Jon Rubinstein

     Mr. Rubinstein is Apple Computer's Sr. Vice President of Hardware Engineering. Reporting to the CEO, Mr. Rubinstein leads the hardware engineering team and is responsible for the development, industrial design and user interface for all Apple's hardware products. Prior to joining Apple in February, 1997 Mr. Rubinstein was Executive Vice President and COO of FirePower Systems, a developer and manufacturer of PowerPC-based computer systems. Previously, he held the position of Vice President and General Manager of Hardware and VP of Hardware Engineering at NeXT. Mr. Rubinstein also managed processor development for the Titan graphics supercomputer family at Stardent and architected the HP 9000 series 300 family of workstations and was a member of the design team for the HP 9836 workstation plus helped define the engineering and pre-production test processes for new products while with Hewlett Packard. A holder of several patents and published in numerous computer industry publications, Mr. Rubinstein has a Masters and Bachelors of Science degree in electrical engineering from Cornell University and a Masters of Science degree in computer science from Colorado State University.

     Michael Slade

     Mr. Slade is an industry consultant having served as Chairman & CEO of Starwave from 1993-1998. Starwave, a premiere Internet technology company, created and produced the leading online sports, news and entertainment services including ESPN.com, ABCNEWS.com and the official sites of the NFL, NBA and NASCAR. Starwave, a majority of which was owned by Disney, made headlines last year when Disney agreed to acquire a stake in Infoseek in exchange for Disney's ownership position in Starwave. Infoseek is now being branded as GO.com. Previously Mr. Slade was Director of Marketing for Microsoft from 1983-1990 where he was responsible for successfully introducing Microsoft Excel, Microsoft's first victory over Lotus. From 1991-1992 Mr. Slade was Vice President, Marketing for NeXT and then became Vice President, Special Projects for Asymetrix from 1992-1993 when he assumed his role of Chairman and CEO of Starwave. Mr. Slade has a Bachelor's degree in Economics from Colorado College and an MBA from Stanford University's School of Business.

     For agreeing to serve on the Advisory Board each member received options to purchase 50,000 common shares in westerngold.com at $1 each together with 50,000 restricted common shares of the Company's common stock.

     The Company is pursuing funding for westerngold.com from the venture capital community and as such has its business plan out to several selected venture capitalist firms, although there can be no guarantee that financing in the amount requested by the Company and on terms and conditions acceptable to the Company will be available.


Planned Wyatt, Missouri Riverboat Casino Development

     Land Lease with Option to Purchase

     A March 23, 1996 lease with an option to purchase 50 acres of land directly on the Mississippi River near Wyatt, Missouri between the Company and a local landowner was renewed under the same terms and conditions on May 12th 1999 with the expiration date tied to the expiration date of the Company's Army Corps of Engineers permit.

     Army Corps of Engineers

     In April, 1996 the Company applied for a Department of the Army section 10 and 404 permit from the Army Corps of Engineers. This permit is required prior to the commencement of any construction activities towards the development of the planned riverboat casino. On Jan 14, 1999 the permit was issued.

     Land Annexation

     Additionally, Missouri statutes require the land used for a riverboat casino development to be located within the city limits of that community. In July, 1997 the City Council of Wyatt voted to annex the 50 acres of land which the Company controls into the City of Wyatt. The Company has received an opinion from the attorney retained by the city to annex the land into the city limits that the annexation has been completed.


Common Stock Trading Symbol Change

     Reflecting the name change to E-Commerce West the trading symbol for the common stock was changed from "WINZ" to "ECOM" on August 7, 1998.

     On April 8,1999 an unrelated company, Princeton ECOM based in Princeton, NJ, issued a press release stating they had filed a registration with the Securities & Exchange Commission for a planned Initial Public Offering and would be using the stock symbol ECOM on NASDAQ. This resulted in confusion in the marketplace to which the Company responded via a press release and by contacting the Market Regulations division of the SEC and NASDAQ. Officials at NASDAQ informed the Company that NASDAQ listed companies have priority on stock trading symbols over companies listed on the OTC Bulletin Board and thus the Company's symbol, ECOM, will be taken away. The Company applied for and received a new symbol. The Company's stock began trading under the new symbol, ECEE, on April 19, 1999.


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

Sale of Slot Machines

The Company and the purchaser modified the terms of the sale agreement and agreed to an accelerated payment totaling $45,000 to complete the transaction which also included a few separate bill acceptors and casino signage.


    Selected Data for Management Analysis
     July 31,
                                            Change             Change
                        1999      1998     98 to 99    1997    97 to 98
Components of G&A
   Professional fees  $152,370  $225,151   $(72,781) $388,353($163,202)
   Advertising         $24,716      $150    $24,566  $  2,422  ($2,272)
   Auto Expense        $10,901   $12,294    $(1,393)  $20,562  ($8,268)
   Insurance            $9,011    $3,654     $5,357    $2,622   $1,032
   Employee benefits    $8,139    $4,107     $4,032        $0   $4,107
   Office Expense       $3,741   $19,527   ($15,786)  $19,803    ($276)
   Rent                 $9,548    $9,273       $275    $7,023   $2,250
   Salaries/Wages     $229,989  $199,542    $30,447  $306,250 $106,708)
   Telephone           $13,998   $10,885     $3,113   $17,013   $6,128)
   Travel              $19,442   $18,860       $582   $29,818 ($10,958)
   Gaming applications      $0        $0         $0   $22,988 ($22,988)
   Other              $114,388   $89,550    $24,838   $54,875  $34,675

                      $596,243   $592,993     $3,250  $871,729 ($278,736)


                                            Change              Change
                        1999       1998    98 to 99    1997    97 to 98

Other Income/Expense
   Interest income     $3,656      $2,013    $1,643      $411     $1,602
   Interest expense        $0    ($14,421)  $14,421   ($6,435)   ($7,986)
   Other expense           $0          $0        $0  ($77,760)    77,760
   Loss on abandoned
    projects               $0    ($93,377)  $93,377 ($276,172)  $202,795
   Other              $39,949      $7,312   $32,637   $12,000    ($4,688)

      Total other     $43,605    ($98,473) ($54,868)($367,956)  $269,483

In comparing the fiscal years 1998 and 1999, please note that professional fees were reduced from $225,151 to $152,370 reflecting the cessation of all litigation; advertising increased from $150 to $24,716 due to the launch of the company's seasonal website echristmstrees.com and salaries increased from $199,542 to $229,989 reflecting the accrued wages of a new salaried employee. Other components of G&A are consistent year over year.


    Revenues

     The Company has modest revenues resulting from the launch of its first year round website, westerngold.com in June, 1999. The Company does anticipate revenues within the forthcoming fiscal year to increase as the Company's advertising and affiliate program for westerngold.com take hold resulting in the website being visited by more potential customers. Additional revenues should also be derived from echristmastrees.com website although there can be no assurances as to the amount of revenues or if the consolidated revenues will be sufficient to satisfy ongoing corporate operating expense.


     Direct Expenses

     The Company's direct expenses throughout the year have been made from cash on hand, private placements plus loans from time to time from its President/CEO. Current finances are strained by an insufficient cash supply. The Company is optimistic that the financing the Company requires to sustain operations will be attainable on terms and conditions acceptable to the company although there can be no assurances that such financing will be available.


     Consulting Fees

     The Company retained the services of the Ward Group to promote the launch of its initial website, www.echristmastree.com. Additionally, the Company retained the services of Lucky Management as an Internet marketing consultant. Both organizations were retained in November, 1998.

     The Company retained the following as consultants at various times during the recently ended fiscal year: John Lowe and Joy Nissenson in connection with echristmastrees.com and Dan French for engineering assistance in connection with the Army Corps of Engineers.

     In this fiscal year, the Company expensed $28,900 in consulting fees vs. $73,238 in the previous fiscal year. Of this amount $26,900 was paid in S-8 stock with $2,000 paid in cash. Of this $12,000 was expensed in the fourth quarter.

     Equipment Rental, Overhead, Rent, Support Services

     The Company leases approximately 3,600 square feet for its corporate headquarters in Deadwood, South Dakota for $1,250 per month on a lease through April, 2000 with a renewal option for a second year at $1,500 per month. The Company also has an option to purchase the property for $130,000 through the remaining initial term of the lease. The property is suitable for the current needs of the Company.

     The Company's general and administration expenses have been paid from cash reserves. Support services have been compensated by cash from the Company's cash on hand and/or through the issuance of shares of the Company's common stock.

     Impact Of Inflation Upon The Company

      Inflation has not impacted, nor would it be expected to have an impact upon the Company.

     Liquidity and Capital Resources

     As of July 31, 1999, the Company had cash and cash equivalents totaling $9,493 and a working deficit of $291,356. Since inception, we have financed our operations primarily through private offerings of equity and debt securities.

     Net cash used in continuing operating activities was $129,544 and $208,403 for the years ended July 31, 1999 and 1998, respectively. The decrease in net cash used in operating activities was primarily attributable to an increase in stock issued for services rendered and compensation.

     Net cash used in investing activities was $45,350 and $8,180 for the years ended July 31, 1999, 1998, respectively. Net cash used in investing activities consisted primarily of purchases of property and equipment and the issuance and repayment of notes receivable.

     The Company expects cash flows from operating activities to continue to be negative over the next year. Depending on the success of the Company's efforts to develop its web-sites, management believes that the Company's present working capital will need to be supplemented to support the Company's operations over the next 12 months. Funding for westerngold.com is being sought independently from venture capitalists. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the opinion of the venture community as to the viability of westerngold.com, the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.





















































Item 8 	Financial Statements and Supplementary Data.











                          E-COMMERCE WEST CORP.
                            AND SUBSIDIARIES
                    CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED
                        JULY 31, 1999 AND 1998





































                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                       CONTENTS
                                                                  July 31, 1999


                                                                       Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       21

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          22

     Consolidated Statements of Operations                               23

     Consolidated Statements of Shareholders' Deficit                    24

     Consolidated Statements of Cash Flows                               25

     Notes to Consolidated Financial Statements                       26 - 3

























               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
E-Commerce West Corp. and subsidiaries

We have audited the accompanying consolidated balance sheet of E-Commerce West Corp. (a Utah corporation) and subsidiaries as of July 31, 1999 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Commerce West Corp. and subsidiaries as of July 31, 1999, and the consolidated results of their operations and cash flows for each of the two years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended July 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 21, 1999





                                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEET
                                                                 July 31, 1999

                                         ASSETS

Current assets
 Cash and cash equivalents                                            $ 9,493
 Notes receivable                                                       9,000
 Note receivable - officer                                             33,000
 Inventory                                                             16,352
 Prepaid legal services                                               141,667
 Prepaid expenses and other assets                                      8,969

  Total current assets                                                218,481

Property and equipment, net                                            85,704

      Total assets                                                   $304,185

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Notes payable - officer                                             $ 27,561
 Accounts payable                                                     125,434
 Accrued payroll and payroll taxes                                    224,516
 Net liabilities of discontinued operations                           132,326

   Total current liabilities                                          509,837

Commitments and contingencies

Shareholders' deficit
 Preferred stock, $.001 par value, 100,000,000 shares authorized
   Series A Convertible preferred stock 1,100,000 shares
    issued and outstanding                                              1,100
   Series B Convertible preferred stock no shares
    issued and outstanding                                                  -
 Common stock, $.001 par value
   150,000,000 shares authorized
   12,404,502 shares issued and outstanding                            12,404
 Additional paid-in capital                                         6,466,220
 Accumulated deficit                                               (6,685,376)

     Total shareholders' deficit                                     (205,652)

       Total liabilities and shareholders' deficit                 $  304,185

                                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Years Ended July 31,


                                                      1999             1998

Revenues                                           $     6,396      $        -

Cost of goods sold                                       6,310               -

Gross profit                                                86               -

Selling, general, and administrative expenses          634,491         592,993

Loss from operations                                  (634,405)       (592,993)

Other income (expense)
      Interest income                                    3,656           2,013
      Interest expense                                       -         (14,421)
      Other income                                      39,949               -
      Gain on sale of assets                                 -           7,312
      Loss on abandoned projects                             -         (93,377)

       Total other income (expense)                     43,605         (98,473)

Loss from continuing operations before
      provision for income taxes                      (590,800)       (691,466)

Provision for income taxes                                 137             100

Net loss from continuing operations                   (590,937)       (691,566)

Discontinued operations
      Loss from operations                            (  8,350)       (304,867)
      (Gain)loss on disposition of operations            5,128      (1,394,169)

        Net loss from discontinued operations         (  3,222)     (1,699,036)

Net loss                                           $  (594,159)    $(2,390,602)

Basic loss per share
      From continuing operations                   $     (0.06)    $     (0.12)
      From discontinued operations                           -           (0.28)

        Total basic loss per share                 $     (0.06)	 $     (0.40)

Weighted-average common shares outstanding           9,802,123       6,052,41

                                                                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                           For the Years Ended July 31,

                                         Preferred Stock                                    Additional
                                  Series A             Series B            Common Stock       Paid-in    Accumulated
                              Shares    Amount    Shares     Amount      Shares     Amount    Capital      Deficit       Total

Balance, July 31, 1997     1,000,000  $   1,000        -   $       -   5,163,765 $   5,164  $5,573,089 $(3,700,615) $1,878,738
Issuance of restricted
 common stock for services
 rendered and compensation                                             3,170,832     3,171     133,162                 136,333
Issuance of common stock
 for services rendered
 and compensation                                                        507,505       507     150,589                 151,096
Common shares returned by
 an officer and cancelled                                               (200,000)     (200)                               (200)
Net loss                                                                                                (2,390,602) (2,390,602)

Balance, July 31, 1998     1,100,000      1,100        -           -   8,642,102     8,642   5,856,840  (6,091,217)   (224,635)
Issuance of restricted
 Common stock for cash                                                   700,000       700      91,800                  92,500
Issuance of restricted
 common stock for services
 rendered and compensation                                             2,633,333     2,633     333,972                 336,605
Issuance of common stock
 for services rendered
 and compensation                                                        480,317       480     183,608                 184,088
Common shares returned
 and canceled                                                            (51,250)      (51)                                (51)
Net loss                                                                                                (  594,159) (  594,159)

Balance, July 31, 1999     1,100,000  $   1,100         - $        -  12,404,502 $  12,404  $6,466,220 $(6,685,376) $ (205,652)


                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended July 31,



                                                    1999             1998
Cash flows from operating activities
 Net loss from continuing operations            $  (590,937)     $  (691,566)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities
    Depreciation and amortization                    13,696            5,416
    Issuance of stock for services rendered
     and compensation                               520,643          287,229
    Provision for loss on doubtful accounts               -           46,314
(Increase) decrease in
    Accounts receivable                               2,930          (44,109)
    Prepaid expenses and other assets              (112,345)         162,040
    Inventory                                      ( 16,352)               -
    Other assets                                   (  3,177)               -
Increase (decrease) in
    Accounts payable                               ( 28,369)          48,700
    Accrued payroll and payroll taxes                84,367         ( 22,427)

Net cash used in continuing operating activities   (129,544)        (208,403)
Net cash provided by (used in)
  discontinued operating activities                (  7,289)         412,659

Net cash provided by (used in)
 Operating activities                              (136,833)         204,256

Cash flows from investing activities
 Notes receivable                                    42,000                -
 Note receivable - officer                         ( 24,000)               -
 Acquisitions of property and equipment            ( 63,350)        (  8,180)

Net cash used in investing activities              ( 45,350)        (  8,180)

Cash flows from financing activities
 Proceeds from note payable - officer                27,561                -
 Payments on notes payable                                -         (125,025)
 Issuance of common stock                            92,500                -

Net cash provided by (used in)
  financing activities                              120,061         (125,025)

Net increase (decrease) in cash and cash
  equivalents                                       (62,122)          71,051

Cash and cash equivalents, beginning of year         71,615              564

Cash and cash equivalents, end of year             $  9,493        $  71,615





                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

In July 1998, Royal Casino Group, Inc., a Utah corporation, changed its name to E-Commerce West Corp. The consolidated financial statements include the accounts of E-Commerce West Corp. and its wholly-owned subsidiaries, Atlantic-Pacific Corporation, Goldiggers Southern Nevada, Inc., Royal Casino Group, Inc., and westerngold.com corp. (collectively, the "Company"). A subsidiary, Atlantic-Pacific Corporation, operated a limited stakes gaming establishment and hotel in Deadwood, South Dakota under the name of Goldiggers Hotel and Gaming Establishment ("Goldiggers"). Goldiggers was acquired by the Company on June 13, 1996. Due to prevailing economic conditions pertaining to the gaming industry coupled with the long-term negative industry outlook, effective January 31, 1998, the Company elected to close its gaming operations and enter the e-Commerce business.

During the year ended July 31, 1998, the Company formed two subsidiaries. RCG Corp was incorporated in South Dakota on July 2, 1998, and during the year ended July 31, 1999, it changed its name to Royal Casino Group, Inc. GolddiggersWest.com, Inc was incorporated in South Dakota on May 21, 1998, and during the year ended July 31, 1999, it changed its name to westerngold.com corp.

The Company currently operates two web sites, echristmastrees.com and westerngold.com.


NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue as a going concern. However, during the year ended July 31, 1999, the company incurred a net loss of $594,159. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company's attainment of profitable operations is dependent upon obtaining adequate financing to support its expansion activities and achieving a level of revenues adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements.

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

     - The Company has reduced operating expenses and has no debt other than payroll and payroll taxes and payments due to its CEO.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 2 - REALIZATION OF ASSETS (Continued)

     - The Company has entered the e-Commerce arena by launching two niche Internet web sites. The Internet is a medium that is expected to experience substantial growth into the next millennium.

     - The Company is optimistic that financing is available for the Company's future plans due to the succession of financing the financial community has placed in other e-Commerce related enterprises, including start-ups.


NOTE 3 - DISPOSAL OF OPERATIONS

As of January 31, 1998, the Company and its board of directors shut down its gaming establishment and hotel in Deadwood, South Dakota. As a result, the gaming establishment and hotel operations are accounted for as discontinued operations and, accordingly, its operations are reported in this manner for all periods presented. For 1998, all assets and liabilities of discontinued operations are presented as net liabilities of discontinued operations, and for 1997, all assets and liabilities of discontinued operations are presented as net assets of discontinued operations in the consolidated balance sheets. Included in loss from discontinued operations are the gaming establishment and hotel total revenues of $0 and $678,529 and the net loss from operations of $0 and $260,598 for the years ended July 31, 1999 and 1998, respectively. Given the Company's losses and discontinued operations' historical losses, there is no tax effect on the disposition of the operations.

The following is a summary of liabilities from discontinued operations:

                                              1999          1998  ,

     Current liabilities                  $  (132,326)   $(136,392)


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
All material intercompany balances and transactions have been eliminated in the consolidation.

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

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of raw materials and finished goods.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no impairment has occurred.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
For the year ended July 31, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

Recently Issued Accounting Pronouncements
SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage
Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical
Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

Loss per Share
The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share are not presented for 1998 and 1997 because common stock equivalents are anti-dilutive.



                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 5 - INVENTORIES

Inventories at July 31, 1999 consisted of the following:

     Raw materials                                         $ 8,755
     Finished goods                                          7,597

        Total                                              $16,352


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 1999 consisted of the following:

     Purchased software                                  $  71,962
     Furniture and equipment                                39,960

                                                           111,922
     Less accumulated depreciation                          26,218

        Total                                            $  85,704

NOTE 7 - INCOME TAXES

The current provision for income taxes is the minimum tax due to the States of Utah and South Dakota. The components of the Company's net deferred taxes as of July 31, 1999 are as follows:

     Deferred tax assets
        Net operating loss carryforward                 $1,926,879
        Outside services paid with restricted stock         63,446
        Officer compensation in restricted stock            64,033

          Total deferred tax assets                      2,054,358

     Deferred tax liabilities
        Property and equipment                              (4,163)

     Valuation allowance                                 2,050,195

             Net deferred taxes                         $        -









                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 7 - INCOME TAXES (Continued)

The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered, including the Company's history of operating losses. Based upon a weighting of all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established. The net change in the valuation allowance for the year ended July 31, 1999 was an increase of $223,476. No provision for income taxes for the years ended July 31, 1999 and 1998 is required, except for minimum state taxes, since the Company incurred losses during such years.

As of July 31, 1999, the Company had a consolidated federal net operating loss carryforward of $5,667,292. This carryforward, if unused, begins to expire in 2014.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following:

                                               1999            1998

     Computed "expected" tax benefit            34%           34.0%
     Increase in income taxes resulting from
        Change in the beginning-of-the-year
         balance of the valuation allowance
         for deferred tax assets allocated
         to income tax expense                 (34.0)        (34.0)

            Total                                  -%            -%

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses not providing benefit for income tax purposes.


NOTE 8 - SHAREHOLDERS' DEFICIT

Preferred Stock
The Company has 100,000,000 authorized shares of preferred stock.
1,100,000 shares were designated as Series A Convertible preferred stock ("Series A Convertible") at July 31, 1999. 1,000,000 shares were designated as Series B Convertible preferred stock ("Series B
Convertible") at July 31, 1999.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Preferred Stock (Continued)
The Series A Convertible is redeemable only by the Company, is non-dividend bearing, and is convertible at the option of the holder into shares of common stock over a three-year period as defined. Upon liquidation of the Company, holders of Series A Convertible shall be entitled to receive $3 in cash from the assets of the Company for each share held. Effective August 1, 1996, the Company amended its articles of incorporation to change the par value of its Series A Convertible from no par to $0.001 par value per share. The accompanying financial statements have been restated to reflect the new par value for all periods presented. The Company had 1,100,000 shares of the Series A Convertible issued and outstanding at July 31, 1999.

The Series B Convertible is redeemable only by the Company and is non-dividend bearing. The Company had no shares issued and outstanding of the Series B Convertible at July 31, 1999.


Common Stock
During the year ended July 31, 1998, the Company issued 3,145,832 shares of its restricted common stock to the President of the Company for compensation at $0.04 per share, and issued 25,000 shares of its restricted common stock for services rendered at $0.42 per share.

During the year ended July 31, 1998, the Company issued 25,000 shares of common stock to an employee for compensation at $0.44 per share, and issued 482,505 shares of common stock for services rendered at prices ranging from $0.10 to $0.44 per share.

During the year ended July 31, 1999, the Company issued 1,133,333 shares of its restricted common stock to the President of the Company for compensation at prices ranging from $0.125 to $0.15 per share and issued 1,500,000 shares of its restricted common stock for services rendered and compensation at prices ranging from $0.001 to $0.20 per share.

During the year ended July 31, 1999, the Company issued 480,317 shares of its common stock for services rendered at prices ranging from $0.14 to $0.50 per share.

Warrants
The Company had 1,611,842 Series B warrants issued and outstanding at July 31, 1999 and 1998. These warrants entitle the holder to purchase one share of common stock at a purchase price of $20 and are callable by the Company for $0.20 per warrant. The expiration date of the Series B warrants is January 26, 2000.



                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Warrants (Continued)
During the years ended July 31, 1997 and 1996, the Company issued 50,000 and 500,000 Series C warrants, respectively. These warrants entitle the holder to purchase one share of common stock at a purchase price of $4. The Series C warrants are callable by the Company for $1 per warrant and expire on December 31, 2000.

Options (Continued)
During the year ended July 31, 1997, the terms of the Company's nonqualified stock option plan were modified to authorize the Company to issue 3,000,000 options at a price that is above the market price on the grant date. Pursuant to the plan, at July 31, 1999, the Company had issued 918,000 options to an officer/director/shareholder and to a consultant. The options may be exercised at a purchase price from $0.60 to $0.88 per share and expire on December 31, 2003.

During the year ended July 31, 1997, the Company was also authorized to issue 500,000 options to investors as an inducement. The options will be issued at a price above the then current market price and shall be for a period established at the time they are granted. At July 31, 1999, none of these options had been issued.

On June 30, 1999, the Company granted options to purchase 50,000 shares of common stock of the Company's subsidiary, westerngold.com corp., to each of three management consultants. The options vest on the date of grant, have an exercise price of $1.00, and expire five years from the date of grant. The options are not included in the stock option plans below.

The following table summarizes certain information relative to stock options:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Shares        Price  .

      Balance, July 31, 1997                    1,688,000   $    0.69
      Cancelled                                  (600,000)  $    0.60

      Balance, July 31, 1998                    1,088,000   $    0.71
      Granted                                           -   $       -

         Outstanding, July 31, 1999             1,088,000   $    0.71

         Exercisable, July 31, 1999             1,088,000   $    0.71


                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Options (Continued)
The weighted-average life of the options outstanding and exercisable at July 31, 1999 is 41 months. Options available for future grant at July 31, 1999 were 2,662,000. Additional information relating to these options is as follows:

                                  Weighted-      Weighted-   Weighted-
                                   Average        Average     Average
                                  Remaining      Exercise    Exercise
            Stock      Stock     Contractual      Price       Price
Exercise   Options    Options  Life of Options  of Options  of Options
 Price   Outstanding Exercisable Outstanding   Outstanding  Exercisable

$  0.60    900,000     900,000    3.4 years    $    0.60    $    0.60
$  0.88     18,000      18,000    3.4 years    $    0.88    $    0.88
$  1.25    170,000     170,000    3.4 years    $    1.25    $    1.25

         1,088,000   1,088,000

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended July 31, 1999 and 1998:
                                             1999              1998

     Net loss as reported                $ (594,159)      $(2,390,602)
     Net loss, pro forma                 $ (594,159)      $(2,390,602)
     Basic loss per share as reported    $    (0.06)      $     	(0.40)
     Basic loss per share, pro forma     $    (0.06)      $     	(0.40)



                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases
On November 9, 1995, the Company signed a definitive 25-year docking and franchise agreement with the city of Wyatt, Missouri, granting the Company the exclusive right to development and manage a riverboat casino entertainment center on the Mississippi River. On March 23, 1996, the Company entered into a three-year lease, plus renewal options for land on the Mississippi River near Wyatt, Missouri. Payments under the lease will be required only if the Company begins construction or if the Missouri Gaming Commission selects the Company for gaming license review. In the event that one of these conditions is met, the Company will be required to pay lease payments of $50,000 annually. On May 12, 1999, the lease term was extended to January 13, 2002.


NOTE 10 - RELATED PARTIES

Note Receivable - Officer
The Company has a note receivable outstanding for $33,000 from an officer/director/shareholder of the Company as of July 31, 1999. The note earns interest at 9% and had an initial maturity date of April 9, 1997, which was extended to January 9, 1998. This note is currently due.

Notes Payable - Officer
Notes payable - officer are amounts advanced to the Company by its majority shareholder/Chief Executive Officer. The advances bear interest at 9% per annum and have no repayment terms. The amount outstanding is subordinate to all other debts of the Company.


NOTE 11 - YEAR 2000 ISSUE

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.



                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 1999

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to July 31, 1999, the Company issued 50,000 shares of its common stock for services rendered at a price of $0.18 per share.

Subsequent to July 31, 1999, the Company dissolved its wholly-owned subsidiaries Atlantic-Pacific Corporation and Goldiggers Southern
Nevada, Inc.












































Item 9.  Changes in and Discussions with Accountants on
         Accounting and Financial Disclosure.

         None.


















































PART III

Item 10.    Directors and Executive Officers
            of the Registrant

      The names of the directors and executive officers of the Company and certain information about them is set forth below:

Directors and Executive Officers

      The Directors and Executive Officers of the Company, their positions and ages are as follows:

      Name                    Age                 Position

Jon F. Elliott                52          President, Chief Executive
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

      Appointments and Resignations to the Board of Directors

      None

Item 11.   Executive Compensation

            Pursuant to the Management Agreement approved and signed by the Board of Directors, Jon Elliott, the Company's senior executive officer was to receive an annual salary of $160,000 in the Company's fiscal year August 1, 1998 to July 31, 1999. Officers' salary expense for the year was $160,000 however, in an effort to preserve the Company's cash, Mr. Elliott drew no cash for the entire year. $150,000 was paid to Mr. Elliott in restricted stock. At the close of the fiscal year Jon Elliott was due $45,000. Mr. Elliott is to receive $185,000 per the terms of his employment contract for the upcoming fiscal year. As of the date of this filing Mr. Elliott is owed $83,500 in deferred compensation.

      At Board Meetings on February 19, 1999 and July 28, 1999 specifically to strengthen the Company's balance sheet by reducing the Company's outstanding debt to better position the Company to attract financing, Jon Elliott the Company's President & CEO, agreed to exchange the money owed to him per his employment agreement in the amounts of $100,000 and $50,000 respectively for restricted common shares. Mr. Elliott has not received any salary nor any remuneration from the Company in over two years, from June 1, 1997 through July 31, 1999. His salary has been accrued. On February 19, 1999 and July 28, 1999 the common shares of the Company had a bid price of $0.25 and $0.24. Due to the fact the shares are restricted shares pursuant to Rule 144 of the Securities & Exchange Commission, and primarily due to the volatility in the price of the Company's common shares, the stock issued to Mr. Elliott was issued at a discount to the then current bid price. Therefore 800,000 shares representing $100,000 owed and 333,333 representing $50,000 owed were issued to Mr. Elliott.

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


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

      The following table sets forth certain information regarding the Company's Common Stock as of July 31, 1999, not giving effect to any stock options or Warrants outstanding as of such date, owned or recorded beneficially by each person owning more than 5% of such Common Stock and by all officers and directors as a group.

   COMMON STOCK

Name of                            Number
Beneficial Owner                 of Shares       % of Total Outstanding

 Jon F. Elliott
 P.O. Box 623
 Deadwood, SD                     5,131,446              41.4

 CEO/ President and Director
-------------------------------------------------------------------------
All Officers & Directors
as a Group                        5,131,446              41.4


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

      Corporate Activities

      Class "B" Warrants

      At a Board of Directors meeting on January 14, 1999, the Board extended the exercise date for the Company's Class "B" Warrants to July 26, 1999 with all other terms and conditions remaining in effect.

      At a Board of Directors meeting on July 3, 1999 the Board extended the exercise date for the company's Class "B" Warrants until January 26, 2000 with all terms and conditions remaining in effect.





         Domain Name Ownership

     The Company owns, as intellectual property, over 20 Web site addresses consistent with the Company's plans to continue to develop and launch Web sites designed to appeal to a niche segment of the market.


     Change of Transfer Agent

     At an April 23, 1999 Board Meeting the Company chose to change corporate transfer agents from OTR Stock Transfer to Transfer Online. Both firms are based in Portland, Oregon.

     Stock Issuances

In the fiscal year August 1, 1998 to July 31, 1999 the Company issued the following shares:

     Restricted Common Stock for:                  Common Stock Issued:

          Management Incentive                           300,000
          Advisory Board members                         150,000
          Officer salary                               1,133,333
          Services rendered:
             Legal                                     1,000,000
             Accounting                                   25,000
             Public relations                             25,000
          Private placements                             700,000
                                                       3,333,333

      Active S-8 Registrations; #33-34786, #333-32415
      and #333-59975 for:

          Services rendered:
             Legal                                       233,181
             Accounting                                   25,437
             Bookkeeping                                   8,422
             Computer & Website                           66,042
             Consulting                                   82,518
             Public relations                             64,717
                                                         480,317




     Stock Retired

     Pursuant to a resolution of the Board of Directors at a meeting on June 3, 1999, the Company retired into the Treasury on July 14, 1999 51,250 common shares issued to Stephen Grogan which were acquired from the bankruptcy estate.

     Legal Services Fee Agreement

     In June, 1999 the Company entered into an agreement with Richard Schneider, the Company's longstanding corporate counsel, whereby Mr. Schneider will provide legal services for three years in return for 1,000,000 restricted common shares vesting at the rate of 27,777,78 shares per month throughout the term of the agreement. Mr. Schneider's primary duties shall be to consult with respect to legal matters and perform all services requested by the Company relating to all business matters. This agreement conserves the Company's cash while assuring ongoing legal representation during the Company's planned growth cycle.

     Management Incentive

     The Company issued 300,000 restricted common shares to Debra Berg. Ms. Berg is the General Manager for westerngold.com and echristmastrees.com. Shares are to be earned at the rate of 100,000 shares per year with the agreement providing that a pro rata number of shares would be returned to the Company should Ms. Berg fail to provide services of less than three years.

     Private Placements

     The Company completed several private placements of restricted stock totaling 700,000 common shares throughout the year to existing shareholders in return for $92,500. The proceeds were applied to the development and advertising of the Company's two retail websites and to general corporate purposes.


     Corporate Loans

     At a Board Meeting on November 16, 1998 the Board reinstated two $9,000 loans from an Officer and a former Officer of the corporation that had previously been offset against considerably larger indebtedness by the Company to the two individuals. This was advised by the Company's professionals during the previous fiscal year's annual audit to avoid confusion. Simple interest calculated at 9% per annum was established as the interest rate.

     Jon Elliott, the Company's President/CEO has not received any cash compensation per the terms of his Employment Agreement for the 20-month period from June, 1997 through January, 1999. He owes the Company a total of $33,000 per loans taken which have an interest rate of 9%, simple interest, calculated annually.


     Other Matters

     During the Company's fiscal year from August, 1998 through July, 1999, Jon Elliott, the company's Chief Executive Officer and a Director sold a total of 122,621 common shares at an average price of $0.44 on the open market of which 30,893 were sold in the last fiscal quarter. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.





  Regulatory Matters

     Goldigger's Hotel & Gaming

    In the second quarter, the Company paid $4,936.01 reached in a settlement with the South Dakota Department of Revenue over an alleged underpayment of sales and use tax by Goldiggers for the period 1994-1997.

      Nevada Gaming Commission

      In April, 1997 Royal Casino Group applied to the Nevada Gaming Commission for a gaming license pursuant to its proposed acquisition of the Triple J Casino in Henderson, Nevada and gave the Nevada Gaming Commission $85,000 to begin their investigation into the background of the Company and its officers and directors. As previously reported, Royal Casino Group determined not to proceed with the acquisition and received permission from both the Nevada Gaming Control Board and Nevada Gaming Commission to withdraw its application. In October, 1998 the Company received a refund of $38,000 of the $85,000 deposited with the Nevada Gaming Commission. The $47,000 was previously written off.

Year 2000 Compliance

     The Company has completed a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company applied the YMARK 2000 test from NSTL Online, the world's leading independent technology testing organization, and has determined all its computers and related office
equipment to be Year 2000 compliant.    As the Company operates
Internet retail Web sites, the Company markets products from several third party suppliers. As such, the Company is attempting to ascertain
from each supplier assurances of their Year 2000 compliance.   As of
the date of this filing the Company has not received assurances from all its suppliers as to their Year 2000 compliance. Since the Company is dependant on its suppliers computer systems and applications, particularly with respect to shipping, accounting, billing and buying, the Company may experience delays which could produce an adverse effect. While the company believes its suppliers efforts in this regard will be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, and those of its third parties with whom it interacts, complete compliance may not be satisfactorily completed in a timely fashion or may cost substantially more to remedy than the supplier anticipated. Failure by the Company's suppliers to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company.

Subsequent Events

During the year, as the Company had no further use for two of its subsidiaries, the Company dissolved Atlantic-Pacific Corp., and let Goldiggers Southern Nevada, Inc. expire.










































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

(b) One report on Form 8-K was filed during the year ended July 31, 1999. The report filed on August 11, 1998 was included as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1998.

      (2)   Exhibits

Exhibit No.                  Description                    Page No.

     1          Form 8-K filed on August 3, 1998 announcing    *
                the name change of the Corporation to E-Commerce West Corp. from Royal Casino Group Inc. including a Certificate of Amendment to the Company's Articles of Incorporation attesting to that fact.

     23.1       Consent of Singer Lewak Greenbaum & Goldstein LLP


Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the information is given in the financial statements of the Company.


*  documents previously filed



















                              Signatures



Pursuant to the requirements of Section 13 or 15 (d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of October, 1999.
                                 E-COMMERCE WEST CORP.


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

     Signature                     Title                      Date

  /s/ Jon F. Elliott        President,                  October 25 , 1999
  Jon F. Elliott            Chief Executive Officer,
                            Chairman of the Board


















                                                          EXHIBIT 23.1




              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference of our report, dated October 21, 1999, (which includes an emphasis paragraph relating to an uncertainly as to the Company's ability to continue as a going concern) on the consolidated financial statements of E-Commerce West Corp. and subsidiaries included in this Form 10-KSB in the previously filed Registration Statements of E-Commerce West Corp. on Form S-8 (File No. 33-34786, effective May 31, 1996, File No. 333-32415, effective August 5, 1997, and File No. 333-59975, effective August 21, 1998).




SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 21, 1999































2
21






20
20
The accompanying notes are an integral part of these financial statements.

23

The accompanying notes are an integral part of these financial statements
22
The accompanying notes are an integral part of these financial statements.

24
The accompanying notes are an integral part of these financial statements.

26
The accompanying notes are an integral part of these financial statements.

25


                                    47