Form 10-Q
period 1999-10-31
E COMMERCE WEST CORP
filed 1999-12-14
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                       Washington,  DC  20549

                              FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                For the Quarter ended October 31, 1999

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

As of October 31, 1999 12,465,614 shares of registrant's $0.001 par value common stock were outstanding.











                      E-COMMERCE WEST CORP.


                              INDEX

                                                              Page
                                                             Number


PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Balance Sheets (unaudited)as of October 31, 1999
              and (audited)July 31, 1999                       3

              Unaudited Statements of Operations
              3 months ended October 31, 1999 and 1998         4

              Unaudited Statements of Cash Flows
              3 months ended October 31, 1999 and 1998         5

              Notes to Financial Statements                    6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations      7

PART 11     OTHER INFORMATION

Item 2.     Change in Securities                               11

Item 6.     Exhibits and Reports on Form 8-K                   11






























              E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

ASSETS                              October 31, 1999   July 31, 1999
                                      (unaudited)      (audited)
Current Assets
  Cash and cash equivalents           $        -     $     9,493
  Note receivable - officer               33,000          33,000
  Notes receivable                         9,000           9,000
  Inventories                             16,240          16,352
  Prepaid legal expense                  129,166         141,667
  Prepaid expenses & other assets          6,605           8,969

     Total current assets                194,011         218,481

Fixed Assets
  Property and equipment, net             78,690          85,704


     Total assets                     $  272,701     $   304,185


                                   October 31, 1999   July 31, 1998
LIABILITIES AND SHAREHOLDERS'
  DEFICIT

Current liabilities
  Accounts payable                    $  138,534     $   125,434
  Book overdraft                             466               -
  Accrued payroll & payroll taxes        280,666         224,516
  State tax payable                          100               -
  Note payable officer	                  48,609          27,561
  Net liabilities of discontinued
   operations                            132,286         132,326

    Total current liabilities            600,661         509,837

Commitments & contingencies

Shareholders' deficit
  Preferred Stock, 100,000,000
    authorized; 1,100,000 Series A
    convertible shares issued and
    outstanding                            1,100           1,100
  Common Stock, $0.001 par value,
    150,000,000 shares authorized;
    12,465,614 and 12,404,502 shares
    issued and outstanding                12,466          12,404
  Additional Paid in Capital           6,476,159       6,466,220
  Accumulated deficit                 (6,817,685)     (6,685,376)

    Total shareholders' deficit      (   327,960)     (  205,652)

    Total liabilities & shareholders'
     deficit                          $  272,701      $  304,185







                   E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS

                                  3 Months Ended
                              Oct. 31/99   Oct. 31/98
                              (unaudited)  (unaudited)

Revenues                      $  1,894            -
Cost of goods sold               1,067            -

Gross Profit                       827

Selling, general &
 administrative expenses       132,769   $   79,518


Loss from continuing
 operations                  ( 131,942)  (   79,518)

OTHER INCOME (EXPENSE)
 Interest income                   748          574
 Interest expense            (   1,115)  (    1,613)
 Realized gain                       -        3,000

Total other income (expense) (     367)       1,961

Loss from continuing
 operations before
 income taxes                ( 132,309)  (   77,557)

Income tax provision                 0            0

Net loss from continuing
 operations                  ( 132,309)  (   77,557)

Discontinued Operations:
 Gain (loss) from operations         -   (      885)
 Gain (loss) from
   disposition of operations         -        5,535

     Net gain (loss) from
     Discontinued operations         -        4,650

Net loss                     ($132,309)  ($  72,907)


Basic (loss) Per Share
 From continuing operations     ($0.01)      ($0.01)
 From discontinued operations     0.00       ( 0.01)

Total basic loss per share      ($0.01)      ($0.02)

Weighted-average common
 shares outstanding          12,435,058    8,764,634










                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                3 Months Ended
                                           Oct. 31/99   Oct. 31/98
                                           (unaudited) (unaudited)
Cash flows from
operating activities:
 Net loss from  continuing operations      ($ 132,309) ($   72,907)

Adjustments to reconcile net loss to
 net cash used in operating activities
  Depreciation & amortization                   7,014        2,429
  Issuance of stock for
   services rendered                           10,000          250

(Increase) decrease in:
 Prepaid expenses & other current assets       14,865       31,087
 Inventories                                      112            -
 Increase (decrease) in:
   Accounts payable                            13,100  (    67,832)
   Accrued payroll & payroll taxes             56,251       88,471

 Net cash used in
   continuing operations                    (  30,967) (    18,502)
 Net cash used in
   discontinued operations                  (      40) (     5,491)


Cash flows from
 financing activities:
  Receipt of officer notes receivable               -        9,000
  Loans from officers                          21,048            -
  Sale of common stock                              -        6,250
  Book overdraft                                  466    __________

Net cash provided by
  financing activities                         21,514       15,250


Net decrease in cash and cash
 equivalents                               (    9,493)  (    8,743)
Cash and cash equivalents
  beginning of period                           9,493       71,615

Cash and cash equivalents
  end of period                             $       -        62,872




















                       E-COMMERCE WEST CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED October 31, 1999

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

     The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1999 and the notes thereto, included in the Company's annual report on Form 10-KSB.





































Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Condition

     Results of Operations:

     E-Commerce West

The Company concentrated its efforts in this quarter on westerngold.com Corp., it's wholly-owned website which operates the Company's first year round retail website, westerngold.com

     westerngold.com

     www.westerngold.com , marketing quality western products, serves a previously ignored Internet retail market segment currently generating in excess of $2.75 billion in annual, domestic sales. The Company has positioned westerngold.com to be a niche market dominator as this site
is the first to market in its category.   The success of this site is
dependant in part upon the ability of the Company to advertise and market westerngold.com which in turn is dependant upon the Company's ability to attract financing to westerngold.com in the amount sufficient to conduct a consumer brand awareness campaign. The Company plans to implement a strategic marketing plan designed to drive site traffic and positively impact sales should it be successful in obtaining the requisite financing.

    Funding for westerngold.com is being sought independently from venture capitalists although there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required. The ability to raise necessary financing will depend on many factors, including the opinion of the venture community as to the viability of westerngold.com.

     The westerngold.com advertising campaign began with the placement of four color, full page ads in four Western-lifestyle magazines commencing with the September, October and fall issues. The results increased both traffic to the site and memberships.

     westerngold.com's Affiliate Program was implemented by Commission Junction, a leader in affiliate marketing programs, in September, 1999. An affiliate is an existing website which elects to place westerngold.com's logo on their site. Any purchases on Westerngold.com generated by affiliate's visitors either on the first visit or on a subsequent visit within 90 days of the first visit, results in the affiliate earning a 10% commission. Commission Junction earns 2% on all sales and provides services including check writing, real-time sales tracking and the issuance of 1099's to each affiliate when appropriate. westerngold.com projected attracting 300 affiliates within the first month. Websites that joined westerngold.com's Affiliate Program exceeded projections and totaled over 650 within the first four weeks after the program's launch and total over 1,000 at the end of the quarter.

     Selling, general and administrative expenses for the three months ended October 31, 1999 were $132,769 and consisted primarily of salaries and web-site marketing and advertising charges. This is approximately 67% more than the selling, general and administrative expenses of $79,518 for the prior three months ended October 31, 1998. Funds were expensed and are expected to continue to be expensed in the ongoing development and planned operation, marketing, advertising, promotion, new product procurement and continuous improvements to the website and the research, planning, development and launch of other niche websites and the re-launch of the Company's Holiday season retail website, echristmastrees.com.



     Liquidity and Capital Resources

     As of October 31, 1999, the Company had no cash and cash equivalents and a working deficit of $327,690. Since inception, the Company has financed its operations primarily through private offerings of equity and debt securities.

    Net cash used in continuing operating activities was $30,967 for the quarter ended October 31, 1999.

    Net cash provided by financing activities was $21,514 for the quarter ended October 31, 1999. Net cash provided by financing activities consisted primarily of loans from officers.

    The Company expects cash flows from operating activities to continue to be negative over the next year. Depending on the success of the Company's efforts to develop its websites, management believes that the Company's present working capital will need to be supplemented to support the Company's operations over the next 12 months. Current cash on hand is not sufficient to meet ongoing operating expenses, however the Company is optimistic that financing will be available, although no assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

      Stock Issuances

     In this quarter the Company issued 61,112 common shares for computer & website services rendered valued @ $10,000 from its active S-8 Registration #333-59975.


     Equipment Rental, Overhead Reimbursement, Rent, Support Services

     The Company leases approximately 3,600 square feet for its corporate headquarters in Deadwood, South Dakota for $1,250 per month on a lease through May, 2000. The company has an option for a second year at a $1,500 per month.


     Year 2000 Compliance

     The Company has completed a comprehensive review of its computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company applied the YMARK 2000 test from NSTL Online, the world's leading independent technology testing organization, and has determined all its computers and related office equipment to be Year 2000 compliant. As the Company operates Internet retail websites, the Company markets products from several third party suppliers. As such, the Company is attempting to ascertain from each supplier assurances of their Year 2000 compliance. As of the date of this filing the Company has not received assurances from all its suppliers as to their Year 2000 compliance. Since the Company is dependant on its suppliers computer systems and applications, particularly with respect to shipping, accounting, billing and buying, the Company may experience delays which could produce an adverse effect. While the company believes its suppliers efforts in this regard will be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, and those of its third parties with whom it interacts, complete compliance may not be satisfactorily completed in a timely fashion or may cost substantially more to remedy than the supplier anticipated. Failure by the Company's suppliers to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company.

	Other Matters

     During the quarter, Jon F. Elliott, the Company's President, Chief Executive Officer and a Director advanced cash to the Company in excess of $25,000 to enable the Company to meet its then-current obligations.

     Despite providing his services exclusively to the Company, the Company has been unable to pay a salary to Jon Elliott, the Company's President and Chief Executive Officer per his Employment Agreement. Therefore, in this quarter, as his sole source of income, Mr. Elliott sold a total of 102,619 common shares at an average price of $0.17 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities and Exchange Commission.

Dissolution of Subsidiaries

     During the year, as the Company had no further use for two of its subsidiaries, the Company dissolved Atlantic-Pacific Corp., and let Goldiggers Southern Nevada, Inc. expire.

Subsequent Events

     echristmastree.com

 	www.echristmastrees.com , the Company's first retail e-commerce website, re-launched for the holiday season in November, 1999.
The Company had previously launched and operated the site for an approximate 30 day period during last year's Holiday season where it met with significant media coverage, critical acclaim and visitations from 85 foreign countries. The site, www.echristmastrees.com, sells two varieties of premium grade fresh-cut Christmas trees in various sizes plus two types of Holiday wreaths. Last year the Company placed over 4 million banner ads at significant expense compared to revenues generated although the website benefited from branding awareness. This year the Company has eliminated banner advertising preferring instead to create cross-promotional marketing partnerships with larger, established, high-profile Internet merchants such as OfficeMax.com; FlowersUSA,com; FultonStreet.com and PrimeWine.com together with media marketing and outsourcing a website search engine enhancement program.









     Stock Issuances

     In November the Company issued 15,000 common shares for computer & website services valued at $1,500; 43,889 common shares for company and website advertising valued at $43,889; and 40,625 common shares for accounting services valued at $7,313 from its active S-8 Registration #333-59975.

     Other Matters

     Jon Elliott, the Company's President, sold in November a total of 15,000 shares at an average price of $0.18 on the open market. All appropriate forms concerning the aforementioned transactions will be filed in a timely fashion with the Securities & Exchange Commission.










































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


Date:  December 15, 1999




8

12