Form 10-Q
period 2000-01-31
E COMMERCE WEST CORP
filed 2000-03-15
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                       Washington,  DC  20549

                              FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                For the Quarter ended January 31, 2000

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

As of January 31, 2000 15,998,097 shares of registrant's $0.001 par value common stock were outstanding.











                      E-COMMERCE WEST CORP.


                              INDEX

                                                              Page
                                                             Number


PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Balance Sheets (unaudited)as of January 31, 2000
              and (audited)July 31, 1999                       3

              Unaudited Statements of Operations
              3 months ended January 31, 2000 and 1999         4

              Unaudited Statements of Cash Flows
              3 months ended January 31, 2000 and 1999         5

              Notes to Financial Statements                    6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations      7

PART 11     OTHER INFORMATION

Item 2.     Change in Securities                               11

Item 6.     Exhibits and Reports on Form 8-K                   11






























              E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

ASSETS                              January 31, 2000   July 31, 1999
                                      (unaudited)      (audited)
Current Assets
  Cash and cash equivalents           $      887     $     9,493
  Note receivable - officer               33,000          33,000
  Notes receivable                         9,000           9,000
  Inventories                             15,405          16,352
  Prepaid legal expense                  116,665         141,667
  Prepaid expenses & other assets          7,747           8,969

     Total current assets                182,704         218,481

Fixed Assets
  Property and equipment, net             70,190          85,704


     Total Assets                     $  252,894     $   304,185


                                   January 31, 2000   July 31, 1998
LIABILITIES AND SHAREHOLDERS'
  DEFICIT

Current liabilities
  Accounts payable                    $  150,042     $   125,434
  Accrued payroll & payroll taxes        244,838         224,516
  State tax payable                          100               -
  Note payable officer	                  53,313          27,561
  Accrued other                            1,229               -
  Net liabilities of discontinued
   operations                            133,427         132,326

    Total current liabilities            582,949         509,837

Commitments & contingencies

Shareholders' deficit
  Preferred Stock,$0.001 par value
    100,000,000 authorized;
    1,100,000 Series A convertible
    shares issued and outstanding          1,100           1,100
  Common Stock, $0.001 par value,
    150,000,000 shares authorized;
    15,998,097 and 12,404,502 shares
    issued and outstanding                15,998          12,404
  Additional Paid in Capital           6,589,184       6,466,220
  Accumulated deficit                 (6,936,337)     (6,685,376)

    Total shareholders' deficit      (   330,055)     (  205,652)

    Total liabilities & shareholders'
     deficit                          $  252,894      $  304,185







                  E-COMMERCE WEST CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                   3 Months Ended             6 Mo. Ended
                              Jan. 31/00   Jan.31/99   Jan. 31/00   Jan. 31/99

Revenues                      $  19,246     $  5,334   $  21,140    $    5,334
Cost of goods sold           (    8,352)   (   1,899) (    9,419)   (    1,899)

Gross Profit                     10,894        3,435      11,721         3,435

Selling, general &
 administrative expenses        131,118      186,151     256,873       263,240
Depreciation/amortization         6,827        1,669      13,841         4,098

Loss from continuing
 operations                  (  127,051)   ( 184,385) (  258,993)  (   263,903)

OTHER INCOME (EXPENSE)
 Interest income                  1,149        1,041       1,897         1,615
 Interest expense            (    1,530)   (     424) (    2,645)  (     2,037)
 Gain on sale of assets           3,661            -       3,661         3,000
 Other Income                     5,118            -       5,118             -

Total other income (expense)      8,398          617       8,031         2,578

Loss from continuing
 operations before
 income taxes                 ( 118,653)   ( 183,768) (  250,962)  (   261,325)

Net loss from continuing
 operations                  (  118,653)   ( 183,768) (  250,962)  (   261,325)

Discontinued Operations:
 Loss from operations                 -    (   7,262)          -   (     8,147)
 Gain (loss) from
   disposition of operations          -            0           -         5,535

Net loss                     (  118,653)   ($191,030) (  250,962)  ($  263,937)



Basic (loss) Per Share           ($0.01)      ($0.02)     ($0.01)       ($0.03)


Weighted-average common
 shares outstanding          14,231,856    9,280,976    12,435,058   9,022,670






























                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                  3 Months Ended             6 Months ended
                              Jan.31/00     Jan.31/99    Jan.31/00   Jan.31/99
Cash flows from
operating activities:
 Net loss from
 continuing operations       ($ 118,653)   ($ 183,768)  ($250,962)  ($ 261,325)

Adjustments to reconcile
 net loss from continuing
 operations to net cash used
 in operating activities
  Depreciation & amortization     6,784         1,669      13,798        3,337
  Issuance of stock for
   services rendered             14,687        25,460      24,687       31,960
  Gain on sale of assets                                             (   3,000)


(Increase) decrease in:
  Prepaid expenses & other
   current assets                  5,004     (   6,363)     19,869      21,793
  Accounts receivable              2,072        19,698       2,072       2,628
  Inventories                        835     (  18,198)        947   (  18,198)


  Increase (decrease) in:
   Accounts payable              11,510        14,554      24,610    (  53,266)
   Accrued Payroll/
     Other liabilities           67,270        57,819     123,521      144,354

 Net cash provided by (used in)
   continuing operations      (  10,491)    (  89,129)  (  41,458)  (  131,717)
 Net cash provided by (used in)
   discontinued operations        1,141     (   3,933)      1,101   (    2,262)

Net cash used in operating
   Activities                 (   9,350)    (  93,062)  (  40,357)  (  133,979)

Cash flows from
 investing activities:
   Notes receivable                                                     45,000
   Sale of equipment              6,000                     6,000
   Acquisitions of
    property & equipment                    (   2,520)              (    2,520)
   Loans to officers           ________     (   3,000)    _______   (   16,000)

Net cash provided by
  (used in) investing
  activities                      6,000     (   5,250)      6,000   (   26,480)


Cash flows from
 financing activities:
  Loans from officers             4,704         3,211      25,751        3,655
  Issuance of common stock                     75,000                   75,000
  Book overdraft             (      467)      ________   ________    _________

Net cash provided (used in)
  financing activities            4,237        78,211      25,751       78,655


Net increase (decrease)
 in cash and cash
 equivalents                        887     (  20,101)  (   8,606)  (   28,844)
Cash and cash equivalents
  beginning of period                 -        62,872       9,493       71,615

Cash and cash equivalents
  end of period             $       887      $ 42,771    $    887    $  42,771


Supplemental Disclosure of non-cash investing and financing activities:
   Accrued officer's salaries exchanged for 3,395,650 shares of restricted common stock valued at $101,870








                       E-COMMERCE WEST CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED January 31, 2000

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

     The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1999 and the notes thereto, included in the Company's annual report on Form 10-KSB. The results of operations for the three and six months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended July 31, 2000.
































Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Condition

     Results of Operations:

     E-Commerce West

     The Company devoted much of it's energies and resources this quarter to the research and development of a new business-to-business Internet application which it anticipates bringing to market and to the ongoing operations of westerngold.com, the Company's first year round retail website, and eChristmastrees.com, the Company's seasonal website.

     westerngold.com

     www.westerngold.com , marketing quality western products, serves a previously ignored Internet retail market segment currently generating in excess of $2.75 billion in annual, domestic sales. The success of this website, the first to market in its category, is substantially dependant upon the ability of the Company to advertise and market the website which in turn is dependant upon the Company's ability to attract financing to westerngold.com in an amount sufficient to conduct a consumer brand awareness campaign. Funding has been sought independently from venture capitalists without success. Should the Company fail to attract funding to sufficiently advertise and promote westerngold.com then the Company will seek to sell the website or alternatively close the site and realign the Company's resources to other corporate opportunities. The Company has discontinued its advertising campaign due to the lack of available funds. Traffic to the site is being generated via the Company's 1,750+ affiliates together with repeat visits from both members and non-members.

     Average monthly unique visits to westerngold.com together with the average number of sales per month, the average amount of each sale and total revenues, increased in this quarter when compared to the previous quarter however current revenues are not sufficient to continue to support the website's ongoing expenses.

     eChristmastrees.com

 	www.echristmastrees.com , the Company's first retail e-commerce website, re-launched for the holiday season in November, 1999.
The Company had previously launched and operated the site for an approximate 30 day period during 1998's holiday season where it met with significant media coverage, critical acclaim and visitations from individuals in 85 foreign countries. The website sells two varieties of premium grade fresh-cut Christmas trees in various sizes plus two types of Holiday wreaths. During the 1998 holiday season the Company placed over 4 million banner ads in less than four weeks at significant expense compared to revenues generated although the website benefited from branding awareness. This year the Company eliminated banner advertising preferring instead to create Multi-Merchant Marketing Partnerships with larger, established, high-profile Internet merchants such as OfficeMax.com, FlowersUSA,com, PrimeWine.com and GiftWrap.com together with media marketing and outsourcing a website search engine enhancement program. eChristmastrees.com was the beneficiary of articles in the New York Times and Washington Post.
     Sales and gross revenues, although not significant, increased approximately 2 1/2 times over 1998's figures. As a result, although modest, eChristmastrees.com showed a positive cash flow in just its second selling season.

     It is anticipated that participating Internet merchants in the Multi-Merchant Marketing Program will return in the 2000 holiday season. With the merchants having a better understanding of the program's elements and with an earlier start in the promotion combined with an earlier start in the website search engine enhancement program, a much more effective marketing campaign is anticipated for the 2000 season. When combined with the public's increased comfort in purchasing products such as Christmas trees on the Internet, a significant increase in both the number of sales and revenues is anticipated for 2000's Christmas season.

     Marketing

     The Company believes its Multi-Merchant Marketing Program represents a new and effective method to market retail websites. Without cost to the individual Internet retailers, each partner, upon completion of a sale, refers its customer to other partner sites where the customer is further incentivized to complete a new purchase. Once his second purchase is complete the customer is rewarded again by receiving discounts at the other participating partner websites. The customer is continually rewarded and incentivized to make additional purchases while the partners' websites receive additional traffic without marketing costs previously necessary to attract buyers. The traffic generated by this program delivers buyers who have just completed a purchase rather than browsers surfing the net. After the success of the Company's Multi-Merchant Marketing Partnership, Barnes & Noble.com announced it has teamed with seven web retailers including 1-800-Flowers.com, LLBean.com and PlanetRx.com to help extend its market share.

     Consolidated Corporate Information

     Selling, general and administrative expenses for the three months ended January 31, 2000 were $137,944 and consisted primarily of salaries and web-site marketing and advertising charges. This is approximately 3.75% more than the selling, general and administrative expenses of $132,769 for the prior three months ended October 31, 1999. Funds were expensed and are expected to continue to be expensed in the ongoing research, development and introduction to market of the Company's planned new Internet application.


     Liquidity and Capital Resources

     As of January 31, 2000, the Company had $887 in cash and cash equivalents and a working deficit of $330,055. Since inception, the Company has financed its operations primarily through private offerings of equity securities and loans from officers.

    Net cash used in continuing operating activities was $10,491 for the quarter ended January 31, 2000.

    Net cash provided by financing activities was $4,237 for the quarter ended January 31, 2000. Net cash provided by financing activities consisted of loans from officers.

    The Company expects cash flows from operating activities to continue to be negative over the next year. Depending on the success of the Company's efforts to develop its websites and/or other Internet applications, management believes that the Company's present working capital will need to be supplemented to support the Company's operations over the next 12 months. Current cash on hand is not sufficient to meet ongoing operating expenses, however the Company is optimistic that financing will be available, although no assurances can be given that any financing can be obtained on terms favorable to the Company, or at all. Additional working capital may be sought through equity private placements and/or additional notes payable to related parties (officers, directors or shareholders). The ability to raise financing will depend upon many factors, including the Company's then current common stock price, the nature and prospects of the Company's new Internet application, any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

      Stock Issuances

     In this quarter the Company issued 45,487 common shares for legal and accounting services valued at $8,187.50; 28,889 common shares for website development and enhancement services valued at $4,000; 16,667 common shares for new business research consulting valued at $1,000 and 20,790 common shares for advertising services valued at $1,500 from its active S-8 Registration #333-59975.


     Equipment Rental, Overhead Reimbursement, Rent, Support Services

     The Company leases approximately 3,600 square feet for its corporate headquarters in Deadwood, South Dakota for $1,250 per month on a lease through May, 2000. The company has an option for a second year at a $1,500 per month.


     Warrant Exercise Date Extension

     At a January 22, 2000 Board of Directors Meeting, the Board extended the exercise date for the Company's Class B Warrants six months to July 26, 2000 with all other terms and conditions remaining in effect.


     Year 2000 Compliance

     Prior to the end of 1999 the Company completed a comprehensive review of its computer systems and determined all its computers and related office equipment to be Year 2000 compliant. The Company experienced one minor e-mail malfunction, which was not necessarily a Y2K issue, which was quickly rectified with no loss of sales nor information. The Company markets products from several third party suppliers on its Internet retail websites. As of the date of this filing the Company has not experienced any problems, nor does it anticipate any problems, with any of its suppliers relative to Y2K issues.

	Other Matters

     During the quarter, Jon Elliott, the Company's President/CEO, sold 117,000 common shares at an average price of $0.17 on the open market with a portion of the proceeds used to support the Company's operating overhead. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.

    In order to improve the Company's balance sheet and to reduce its outstanding liabilities, the Company's President/CEO expressed his willingness to assist the Company by converting $101,869.50 of back salary due per his Employment Agreement through December, 1999 having received no cash compensation throughout the entire year of 1999, to restricted common stock discounted 50% from the bid price of the Company's shares at close of market on January 5, 2000. This action, approved by the Company's Board of Directors in a January 5, 2000 meeting, resulted in the issuance of 3,395,650 restricted common shares.


Subsequent Events

     Dissolution of Subsidiaries

     As previously reported the Company had no further use for its inactive Nevada subsidiary, Goldiggers Southern Nevada, Inc. and planned to let it expire. However, the Company has decided to reactivate the company and change its name to better reflect the Company's new business-to-business Internet application.


    Other Matters

     The Company declined to exercise its option to extend its lease at its corporate headquarters.

     From the end of the quarter and prior to this filing Jon Elliott, the Company's President/CEO, sold 57,000 shares at an average price of $0.21 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.





























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


                                   E-COMMERCE WEST CORP.
                                   (Registrant)




                                   By: _________________________
                                       Jon F. Elliott, President
                                       and Chief Executive Officer


Date:  March 15, 2000




8

12