Form 10-Q
period 2000-04-30
E COMMERCE WEST CORP
filed 2000-06-15
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                       Washington,  DC  20549

                              FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                For the Quarter ended April 30, 2000

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

As of April 30, 2000 16,332,316 shares of registrant's $0.001 par value common stock were outstanding.





















                     E-COMMERCE WEST CORP.


                              INDEX

                                                              Page
                                                             Number


PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Balance Sheets (unaudited)as of April 30, 2000
              and (audited)July 31, 1999                       3

              Unaudited Statements of Operations
              3 months ended April 30, 2000 and 1999           4

              Unaudited Statements of Cash Flows
              3 months ended April 30, 2000 and 1999           5

              Notes to Financial Statements                    6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations      8

PART 11     OTHER INFORMATION

Item 2.     Change in Securities                               13

Item 6.     Exhibits and Reports on Form 8-K                   13


































               E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

ASSETS                              April 30, 2000   July 31, 1999
                                      (unaudited)      (audited)
Current Assets
  Cash and cash equivalents           $   83,822     $     9,493
  Marketable securities                   36,675               -
  Note receivable - officer               33,000          33,000
  Notes receivable                             -           9,000
  Inventories                             15,170          16,352
  Prepaid legal expense                  104,164         141,667
  Prepaid expenses & other assets          5,756           8,969

     Total current assets                278,587         218,481

Fixed Assets
  Property and equipment, net             64,030          85,704


     Total assets                     $  342,617     $   304,185


                                    April 30, 2000   July 31, 1999
LIABILITIES AND SHAREHOLDERS'         (unaudited)      (audited)
  DEFICIT

Current liabilities
  Accounts payable                    $  143,358     $   125,434
  Accrued payroll & payroll taxes        275,743         224,516
  Note payable officer	                  69,352          27,561
  Net liabilities of discontinued
   operations                            132,427         132,326

    Total current liabilities            620,880         509,837

Commitments & contingencies

Shareholders' deficit
  Preferred Stock, 100,000,000
    authorized; 1,100,000 Series A
    convertible shares issued and
    outstanding                            1,100           1,100
  Common Stock, $0.001 par value,
    150,000,000 shares authorized;
    16,332,316 and 12,404,502 shares
    issued and outstanding                16,332          12,404
  Additional Paid in Capital           6,815,604       6,466,220
  Accumulated deficit                 (7,111,299)     (6,685,376)

    Total shareholders' deficit      (   278,263)     (  205,652)

    Total liabilities & shareholders'
     deficit                          $  342,617      $  304,185















                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS



                                   3 Months Ended             9 Mo. Ended
                              Apr. 30/00   Apr. 30/99   Apr. 30/00   Apr. 30/99
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)

Revenues                      $  3,859      $      0    $  24,999    $   5,334
Cost of goods sold           (   1,587)     (      0)  (   11,006)  (    1,899)

Gross Profit                     2,272             0       13,993        3,435

Selling, general &
 administrative expenses       151,082        97,344      407,955      360,584
Depreciation/amortization        6,161         2,071       20,002        6,169

Loss from continuing
 operations                 (  154,971)    (  99,415)  (  413,964)  (  363,318)

OTHER INCOME (EXPENSE)
 Interest income                   733         1,089        2,630        2,704
 Interest expense           (    2,010)    (     415)  (    4,655)  (    2,452)
 Marketable securities
  realized loss             (    3,078)            -   (    3,078)           -
 Marketable securities
  unrealized loss           (   14,185)            -   (   14,185)           -
 Gain on sale of assets             30             -        3,691        3,000
 Forgiveness of interest
   receivable               (    2,480)            -   (    2,480)           -
 Other Income                        -             -        5,118            -

Total other income (expense)(   20,990)          674   (   12,959)       3,252

Loss from continuing
 operations before
 income taxes               (  175,961)    (  98,741)  (  426,923)  (  360,066)

Income tax provision                 0             0            0            0

Net loss from continuing
 operations                 (  175,961)    (  98,741)  (  426,923)  (  360,066)

Discontinued Operations:
 Gain (loss) from operations     1,000     (     535)       1,000   (    8,682)
 Gain (loss) from
   disposition of operations         0             0            0        5,535

Net income (loss)           ($ 174,921)    ($ 99,276)  ($ 425,923)  ($ 363,213)


Basic (loss) Per Share
 From continuing operations     ($0.01)       ($0.01)      ($0.03)     ($0.03)
 From discontinued operations     0.00          0.00         0.00        0.00

Total basic loss per share      ($0.01)       ($0.01)      ($0.03)     ($0.03)


Weighted-average common
 shares outstanding          16,104,503    10,058,592    13,684,100  9,783,396
















                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                 3 Months Ended             9 Months ended
                              Apr. 30/00  Apr. 30/99    Apr. 30/00  Apr. 30/99
                             (unaudited) (unaudited)   (unaudited) (unaudited)
Cash flows from
operating activities:
 Net loss from
 continuing operations       ($ 174,961) ($  98,741)   ($ 425,923) ($ 360,066)

Adjustments to reconcile
 net loss to net cash used
 in operating activities
  Depreciation & amortization     6,160       2,071        15,674       5,408
  Issuance of stock for
   services rendered             52,420      27,550        77,107      59,360
  Gain on sale of assets              -           -             -  (    3,000)
  Unrealized loss on securities  14,185           -        14,185           -
  Realized loss on sale of
    Securities                    3,078           -         3,078           -

(Increase) decrease in:
 Prepaid expenses & other
  current assets                 14,491   (   9,281)       34,360      12,512
 Accounts receivable                  -   (   1,867)        2,072         761
 Inventories                        235       4,661         1,182   (  13,537)

 Increase (decrease) in:
   Accounts payable          (    7,320)     67,108        51,228      13,842
   Accrued payroll and
     Payroll tax                 63,546   (  17,473)      157,412     129,643

 Net cash provided by (used in)
   continuing operations     (   28,166)  (  25,972)   (   69,625)  ( 155,077)
 Net cash provided by (used in)
   discontinued operations   (    1,000)  (   1,625)          101   (   3,399)

 Net cash provided by (used in)
   Operating activities      (   29,166)  (  27,597)   (   69,524)  ( 158,476)

Cash flows from
 investing activities:
   Sale of marketable
     securities                  46,062           -        46,062           -
   Notes receivable                   -           -             -      42,000
   Sale of property and
     equipment                        -           -         6,000           -
   Acquisitions of
    property & equipment              -   (   7,565)            -   (  10,185)
   Loans to officers                  -   (   8,000)            -   (  24,000)

Net cash provided by
  (used in) investing
  activities                     46,062   (  15,565)       52,062       7,815


Cash flows from
 financing activities:
  Loans from officers            16,039       2,021        41,791       5,676
  Issuance of common stock       50,000           -        50,000      75,000

Net cash provided by (used in)
  financing activities           66,039       2,021        91,791      80,676

Net increase (decrease)
 in cash and cash
 equivalents                     82,935   (  41,141)       74,329   (  69,985)
Cash and cash equivalents
  beginning of period               887      42,771         9,493      71,615

Cash and cash equivalents
  end of period               $  83,822    $  1,630    $   83,822   $   1,630

Supplemental schedule of non-cash investing and financing activities:
1)During the quarter ended April 30, 2000, 64,100 shares of common stock of Corporate Vision, Inc with a market value of $100,000 were exchanged for 30,000 unrestricted common shares and 70,000 restricted common shares of E-Commerce West Corp.
2)A former corporate officer agreed to accept 97,333 restricted common shares of E-Commerce West Corp in satisfaction of accrued payroll of $33,970 minus a note receivable of $9,000. The company agreed to forgive interest of $2,480 owed to the corporation by the same former officer

                       E-COMMERCE WEST CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED April 30, 2000

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and/Regulation S-b. Accordingly, they do not include all of the information and footnotes required /by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 1999. The results of operations for the three months and nine months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

NOTE 2 - MARKETABLE SECURITIES

     During the three months ended April 30, 2000, the Company entered into a strategic relationship with a third party whereby it exchanged 30,000 unrestricted shares of common stock and 70,000 shares of restricted common stock for 64,100 unrestricted shares of the third party's common stock valued at $100,000. The Company has classified these equity securities as trading.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these equity securities are stated at market value. Realized and unrealized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities.

NOTE 3 - INVENTORY


     As of April 30, 2000 and July 31, 1999, inventory consisted of the following:

                                                April 30,      July 31,
                                                  2000           1999__
                                              (unaudited)

Raw materials                                     8,755          8,755
Finished goods                                    6,415          7,597

    Total                                       $15,170        $16,352

NOTE 4 - PROPERTY AND EQUIPMENT

     As of April 30, 2000 and July 31, 1999, property and equipment consisted of the following:

                                                April 30,      July 31,
                                                  2000          1999__
                                              (unaudited)

Purchased software                               71,963         71,962
Furniture and equipment                          32,501         39,960

                                                104,464        111,922
Less accumulated depreciation                    40,434         26,218

     Total                                     $ 64,030       $ 85,704


NOTE 5 - SUBSEQUENT EVENTS

     Sale of Asset
     Effective May 19, 2000, the Company transferred certain assets of its wholly-owned subsidiary, Westerngold.com Corp., to a newly formed South Dakota limited partnership, including right and title to the domain name, logo and web site, in exchange for $20,000 and recognized a loss of $26,774 on the transaction.

     Acquisition
     On May 31, 2000 the Company entered into a definitive agreement to acquire all of the issued and outstanding common stock of N2 Networking ("n2.net) for 500,000 restricted common shares plus a six-month $100,000 note secured by the stock of N2 Networking. N2 Networking operates n2.net, a full-service San Diego, California based Internet Service Provider founded in 1995.























Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Condition

     Results of Operations:

     E-Commerce West

     The Company devoted much of it's energies and resources this quarter to the continuing research and development of its new business-to-business ("B2B") Internet application which it anticipates bringing to market this calendar year, and to the ongoing activities of westerngold.com, the Company's first year round retail website.

     In addition this quarter the Company repaid a significant amount of its payables.

     westerngold.com

     www.westerngold.com , marketing quality western products, serves a retail market segment currently generating in excess of $2.75 billion in annual, domestic sales. As the Company announced its intention to concentrate its efforts on bringing its B2B Internet application to market and to exiting the business-to-consumer ("B2C") Internet marketplace, the Company is in discussions to sell Westerngold.com [See: Subsequent Events]

     eChristmastrees.com

 	www.echristmastrees.com , the Company's first retail e-commerce website, operated during the 1998 and 1999 holiday seasons and as previously reported was profitable for the 1999 Christmas season. As also previously announced, with the Company exiting the B2C marketplace to devote its resources to its B2B application, the Company plans to sell eChristmastrees.com.

     Business-to-Business Internet Application

     The Company has been in development on a B2B Internet application since August, 1999 which it anticipates bringing to market later this calendar year. The Company will deliver the application through the utilization of a previously dormant wholly-owned subsidiary. For competitive reasons, the Company has not divulged the nature of this application nor does it intend to do so until the Company is comfortable in introducing the application to the marketplace. To fully complete its business plan the Company will seek additional financing. Although the Company is confident that financing in the amounts and under the terms and conditions acceptable to the Company will be available, many conditions outside the control of the Company could prevent or restrict sufficient financing from being available under terms acceptable to the Company.





     N2 Networking

     In March, 2000 the Company entered into an Agreement in Principle with N2 Networking ("n2.net"), a full-service San Diego, California based Internet Service Provider, to acquire all the assets and liabilities of N2 Networking ("n2.net") for a combination of cash and stock subject to certain conditions precedent, customary with a transaction of this nature. [See: Subsequent Events]

     Strategic Relationship

          In March the Company formed a strategic alliance with Corporate Vision, Inc. a publicly traded holding and venture capital company with diversified interests in real estate, natural resources and the Internet. Corporate Vision holds an equity position in a new B2B Internet browser, has acquired an Internet search engine and has a pending purchase of a free e-mail web site. The association included a dual cross-ownership equity program whereby the Company issued 100,000 common shares to Corporate Vision, comprised of 70,000 restricted shares pursuant to Rule 144 of the Securities & Exchange Commission and 30,000 shares from the Company's S-8 Registration, while Corporate Vision issued 64,100 tradable common shares from its evergreen registration statement to the Company. The Company is free to sell these shares on the open market to fund its ongoing activities. Both the Company and Corporate Vision continue an ongoing dialog to identify potential Internet-related opportunities.


     Consolidated Corporate Information

     Selling, general and administrative expenses for the three months ended April 30, 2000 were $151,082 and consisted primarily of salaries, which were deferred, professional fees and travel. This is approximately 13% more than the selling, general and administrative expenses of $131,118 for the prior three months ended January 31, 2000. Funds were expensed and are expected to continue to be expensed in the ongoing research, development and introduction to market of the Company's planned new B2B Internet application.


     Liquidity and Capital Resources

     As of April 30, 2000, the Company had $118,357 in cash and cash equivalents, an increase of $117,470 over the quarter ended January 31, 2000 and a working deficit of $342,293. Since inception, the Company has financed its operations primarily through private offerings of equity securities and loans from officers.

    Net cash used in continuing operating activities was $28,166 for the quarter ended April 30, 2000.

    Net cash provided by financing activities was $66,039 for the quarter ended April 30, 2000. Net cash provided by financing activities consisted of loans from officers and a private equity offering.

    The Company expects cash flows from operating activities to continue to be negative over the next year. Depending on the success of the Company's efforts to develop, implement, market and manage its B2B Internet applications, management believes that the Company's present working capital will need to be supplemented to support the Company's operations over the next 12 months. Current cash on hand is sufficient to meet short term ongoing operating expenses. The Company is optimistic that additional financing will be available, although no assurances can be given that any financing can be obtained on terms favorable to the Company, or at all. Additional working capital may be sought through equity private placements and/or additional notes payable to related parties (officers, directors or shareholders). The ability to raise financing will depend upon many factors, including the Company's then current common stock price, the nature and prospects of the Company's new Internet application, any business to be acquired and the economic and market conditions prevailing at the time financing is sought.

     Debt Reduction

     During the quarter the Company eliminated the following obligations:

          Former Officer & Director

               On March 14, 2000 the Company issued 97,333 common shares to a former officer & director in lieu of back salary. The shares were issued pursuant to Rule 144 of the Securities & Exchange Commission and are restricted for one year from date of issue. Due to the one year restriction and pursuant to approval of the Board of Directors, the shares were issued at a 50% discount to the closing bid price of $0.50 and represent $33,333.36 in back salary less $9,000 owed by the former officer & director in the form of a demand note to the Company. In consideration of accepting restricted stock, the Board waived interest due on the note. A further $636.99 owed to the former officer & director was exchanged for title to computer equipment currently in the possession of the former officer & director.

          Other Obligations

               During the quarter the Company eliminated obligations totaling $17,000 to its transfer agent, attorneys, accountants, printer and former advertising agency through a combination of cash and the issuance of common stock.

      Stock Issuances

     In this quarter the Company issued the following shares of unrestricted common stock: 12,311 common shares for legal and accounting services valued at $9,427.50; 1,100 common shares for Internet related services valued at $1,169.60; 10,000 common shares for new business development consulting valued at $3,900; 4,945 common shares for stock services valued at $2,472.25; 30,000 common shares for business, merger and acquisition consulting valued at $30,000; 4,800 common shares valued at $2,400 for regulatory filling services and 3,730 common shares for marketing services valued at $3,050. Further, the Company issued 100,000 common shares, which are restricted pursuant to Rule 144 of the Securities & Exchange Commission, to a third party pursuant to a private placement at $0.50 per share.

     Equipment Rental, Overhead Reimbursement, Rent, Support Services

     The Company leases approximately 3,600 square feet for its corporate headquarters in Deadwood, South Dakota for $1,250 per month on a lease through May, 2000. As the company intends to relocate its corporate headquarters to San Diego, California later this calendar year, the Company elected not to exercise its option to renew its lease, preferring to continue on a month-to-month basis until the move becomes effective.

	Other Matters

     During the quarter, Jon Elliott, the Company's President/CEO, sold 135,500 common shares at an average price of $0.58 on the open market with a portion of the proceeds used to support the Company's operating overhead. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission. As of April 30, 2000 Mr. Elliott has advanced $69,352 to the Company. [See: Subsequent Events]

Subsequent Events

    N2 Networking Acquisition

    On May 31, 2000 the Company entered into a definitive agreement to acquire all of the issued and outstanding common stock of N2 Networking ("n2.net) for 500,000 restricted common shares plus a six-month $100,000 note payable secured by the stock of N2 Networking. N2 Networking operates n2.net, a full-service San Diego, California based Internet Service Provider founded in 1995. N2.net has both residential and commercial accounts with this acquisition being consistent with the Company's previously announced strategy. [See: Chief Technology Officer]

    Chief Technology Officer

    Simultaneously with its acquisition of N2 Networking, the Company retained David W. Smith, President of N2 Networking, as Chief Technology Officer for E-Commerce West and its subsidiaries. Mr. Smith has a bachelor of science in Applied Mathematics (Engineering) and an advanced degree in Computer Science, both from the University of Colorado. He founded N2 Networking in 1995 and has operated n2.net until its acquisition by the Company. Prior to 1995, he amassed over 20 years experience first as a computer programmer and later as a project leader for companies including Boeing Aerospace and General Dynamics. Mr. Smith has significant experience in Real-Time and Operating Systems design and implementation and first began working on the Internet in 1981 when it was known as the ARPAnet. In addition to working on communications protocols used to connect minicomputers to the Internet, he wrote software permitting microcomputers to communicate with other computers using modems. Further, he has written communications software and protocols in use by the U.S. State Department and the U.S. Air Force.




     Other Matters

     From the end of the quarter and prior to this filing Jon Elliott, the Company's President/CEO, sold 80,000 shares at an average price of $0.92 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission. As of the date of this filing Mr. Elliott has advanced $94,560 to the Company.

     Stock Issuances

     After the end of this quarter but prior to this filing, the Company issued 3,950 common shares for design services valued at $3,705; 5,556 common shares for merger and acquisition consulting valued at $5,000; and 2,500 common shares for eChristmastree.com services valued at $2,250 from its active S-8 Registration #333-59975. In addition, the Company issued 10,118 common shares for new business development consulting valued at $9,106 and 10,000 common shares each to three parties for Internet security, technology and marketing services valued at $9,000 each from its active S-8 Registration #333-37710.

     Internal Revenue Service

     The Company paid $72,845.15 in total satisfaction of an Offer in Compromise pertaining to taxes owed by a previously operational subsidiary company. The Company, together with all its subsidiary companies, does not have any further tax obligation.

     Westerngold.com

     Consistent with its previously announced strategy to exit the B2C Internet marketplace, the Company sold certain assets of its wholly-owned subsidiary, Westerngold.com Corp. to a newly formed South Dakota limited partnership. The assets included right and title to the Westerngold.com domain name, logo and Web site. The Company had stated in its previously filed Form 10-Q for the quarter ended January 31, 2000 that current revenues being generated on the Westerngold.com Web site were not sufficient to continue to support the Web site's ongoing expenses and as such, Westerngold.com will either be sold or shut down. As with the vast majority of B2C Web sites, Westerngold.com has operated at a loss since inception. The Company chose an offer of $20,000 as a preferred alternative to closing the site. Westerngold.com Corp. has remaining obligations of $62,501 consisting primarily of media advertising, Web site and Internet related expenses.

     S-8 Registration

     The Company filed an S-8 registration statement with the Securities & Exchange Commission enabling the Company to issue 750,000 common shares to employees and corporate consultants in lieu of cash. This registration allows the company to conserve its cash resources while still being able to attract the talent whose skills are necessary to continue to grow the Company. The registration was effective May 24, 2000. To date, as mentioned elsewhere in this document, 40,118 shares have been issued from this registration.

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


                                   E-COMMERCE WEST CORP.
                                   (Registrant)




                                   By: ___/s/ Jon F. Elliott___________
                                       Jon F. Elliott, President
                                       and Chief Executive Officer


Date:  June 15, 2000




4

1