Form 10KSB
period 2000-07-31
E COMMERCE WEST CORP
filed 2000-10-31
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the Fiscal Year Ended July 31, 2000

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

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 2000 was $1,189,038

            18,146,225 shares of registrant's $0.001 par value
                common stock were outstanding and issued as
                             of July 31, 2000

                 Documents incorporated by reference: None












                              TABLE OF CONTENTS

PART I                                                              PAGE
                                                                   NUMBER

      ITEM 1. BUSINESS.............................................   3

      ITEM 2. PROPERTIES...........................................   3

      ITEM 3. LEGAL PROCEEDINGS....................................   4

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .   4

PART II

      ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
              STOCK AND RELATED STOCKHOLDER MATTERS................   5

      ITEM 6. SELECTED FINANCIAL DATA..............................   5

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS........   8

      ITEM 8. FINANCIAL STATEMENTS.................................  14

              NOTES TO FINANCIAL STATEMENTS........................  23

      ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES .............  38

PART  III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS....................  39

      ITEM 11. EXECUTIVE COMPENSATION..............................  41

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT .....................................  44

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS........................................  44

               SUBSEQUENT EVENTS...................................  46
PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.............................  48

SIGNATURE PAGE ....................................................  49











 PART I

Item 1.  Business

      The Company, a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. In July, 1998 the Company changed its name to E-Commerce West Corp. from Royal Casino Group reflecting a shift in its primary business focus from gaming to e-Commerce.

      The Company's current revenues are derived from the activities of N2 Networking, Inc. The Company anticipates additional revenues will be generated if the Company is successful in developing and bringing to market its business-to-business internet application. Throughout the recent fiscal year it did have limited revenues from two business-to-consumer websites which it owned, operated and subsequently sold.

      E-Commerce West Corp. is a publicly traded company whose stock trades on the NASDAQ Over-The-Counter ("OTC") Bulletin Board under the symbol "ECEE". The Company maintains its principal office at 83 Sherman St, Deadwood, SD 57732. The Company's mailing address is P.O. Box 624 Deadwood, SD 57732, it's telephone and fax numbers are (605) 578.1299 and(605) 578.1298 respectively.

      Narrative Description of Business

     The Company has three wholly-owned subsidiaries: (1) N2 Networking Inc., a California corporation offering ISP services, which was acquired through the execution of a Stock Purchase Agreement in May, 2000; and (2) a separate corporation formed for the purpose of developing and marketing the Company's new B2B internet application; and, (3) Royal Casino Group whose primary asset is a riverboat casino development which is currently for sale.

     Westerngold.com Corp. and Atlantic-Pacific Corp., former subsidiaries of the Company, sold a majority of their assets and subsequently dissolved.

     Since August, 1999 the Company has devoted all its resources to the development of a Business-to-Business Internet application which it plans to introduce to the market in the first quarter of 2001.

      Employees

      The Company currently employs four full-time and two part-time employees including those employed at subsidiary companies. Once the new B2B internet application is fully funded and operational, it is anticipated the Company will employ an additional twenty-five to thirty persons.

Item 2.    Properties

     The Company does not own any real property.

     The Company leases approximately 3,600 square feet for its corporate headquarters in Deadwood, South Dakota for $1,250 per month on a lease through April, 2000. As the Company is planning to relocate its corporate headquarters to San Diego, California once suitable funding has been achieved for its new internet application, the Company chose not to exercise a renewal option for a second year at $1,500 per month, however it remains in the facility on a month-to-month basis at $1,250 per month. The property is suitable for the current needs of the Company.


Item 3.    Legal Proceedings

      The Company is not involved in any existing law suits, nor is the Company aware of any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

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
                                           High             Low

      2000 Fourth Quarter. . . . .        $1.25            $0.22
      2000 Third  Quarter. . . . .        $1.81            $0.14
      2000 Second Quarter. . . . .        $0.25            $0.06
      2000 First  Quarter. . . . .        $0.21            $0.06

      1999 Fourth Quarter. . . . .        $0.37            $0.12
      1999 Third  Quarter. . . . .        $1.03            $0.23
      1999 Second Quarter. . . . .        $0.58            $0.25
      1999 First  Quarter. . . . .        $0.58            $0.14

(b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 2000 was 2,650

(c) The Company has not paid a cash dividend on its Common Stock and does not anticipate that it will do so in the foreseeable future.

      (d) On January 22, 2000 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants to July 26, 2000. On July 18, 2000 the Board of Directors passed a motion extending the exercise date for the Company's Class "B" Warrants six months to January 26, 2001, with all other terms and conditions applicable to the warrants remaining in effect.

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














Schedule of Selected Financial Information for the Year ended July 31,

                        2000      1999      1998       1997       1996

Net Operating Revenues:
 Continuing Operations  59,834      $0        $0         $0         $0
Loss from continuing
 Operations          ($686,773)($594,159)($691,566)($1,239,785)($282,795)
Loss from continuing
 operations per common
 share                 (0.05)   ($0.06)   ($0.12)     ($0.27)   ($0.09)

Cash dividends declared
 per common share        $0        $0          $0        $0        $0

As of July 31,
                        2000      1999      1998       1997       1996

Total Assets:
 Continuing Operations $540,891 $304,185  $205,708   $156,923  $913,420
Current Liabilities:
 Continuing Operations $577,641 $509,837  $294,051   $392,703  $158,247
Long-Term Obligations &
 Redeemable Preferred
 Stock                 $  1,100 $ 1,100  $2,440,000 $2,440,000 $2,440,000


                            July 31, 2000


      Total Assets ...............................$ 540,891

      Total Liabilities...........................$ 577,641

      Shareholders' Deficit.......................$ (36,750)


Shares Outstanding

      Common Stock ................................ 18,146,225
      Series A Convertible Preferred Stock ........  1,100,000


       (1) There are presently outstanding 1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 2001. There are presently outstanding 550,000 "C" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $4 until December 31, 2000. This calculation assumes that none of the aforementioned "B" and "C" Warrants have been exercised.

Income Taxes:

     The Company does not owe any Federal or State Income Taxes, and has a net operating loss carryforward of approximately $6,025,815 expiring in the beginning of 2010. During the year the Company paid $72,845.15 in total satisfaction of an Offer in Compromise pertaining to Atlantic-Pacific Corp., a former wholly-owned subsidiary which was dissolved during the year.

Shareholders' Equity
Common Stock:

      The Company has 150,000,000 shares authorized, 18,146,225 shares issued and outstanding. There are presently outstanding 1,611,846 "B" Warrants which entitle the holder to purchase one share of Common Stock at a purchase price of $20 until January 26, 2001. The "B" Warrants are callable by the Company at a purchase price of $0.20 per Warrant. Additionally, the Company has 550,000 "C" Warrants outstanding which entitle the holder to purchase one share of Common Stock at a purchase price of $4. until December, 2000. These Warrants are callable by the Company at a purchase price of $1 per Warrant.

Preferred Stock:

      The Company has 100,000,000 shares authorized of which 1,100,000 Class A Preferred are issued and outstanding. The outstanding preferred stock was convertible by the holders into common shares on a one-for-one basis, beginning in 1997. However, the conversion rights to the preferred stock expired three years from the date of issuance and now can only be redeemed upon dissolution of the Company. Pinnacle Entertainment, Inc. a gaming company which acquired ownership of 1,000,000 preferred shares via their acquisition of Casino Magic Corp. and KP Investments, owners of 100,000 preferred shares, failed to timely exercise their right to convert prior to the expiration date.

Shareholders' Equity
Stock Options:

      Under the terms of its 1989 nonqualified employee stock option plan (the "Stock Option Plan") the Company is authorized to issue options for the purchase of up to 250,000 shares of Common Stock pursuant to a resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws. Pursuant to the Stock Option Plan, the Company previously issued 170,000 options to Jon Elliott, the Company's President & CEO. The options may be exercised at a purchase price of $1.25 per share and expire on December 31, 2003.

     In 1999, the Company authorized options, with an expiration date of December 31, 2003, for the purchase of up to three million shares of common stock to an Employee Stock Option Plan. The Board granted 900,000 options to Jon Elliott, the Company's President and CEO. These options carry an exercise price of $0.60 per share and expire on December 13, 2003. Additionally, the Board on the same date authorized the establishment of 500,000 options, each to be exchanged on a one for one common stock basis, to be offered at the discretion of the President to investors. These options would be priced at the time granted, at a price above the then current price of the Company's common shares. Further, that each option shall be for a period established by the President at the time they are granted.

     On April 25, 2000, the Company established a qualified stock optionplan of 5,000,000 common shares of stock primarily to attract and act as an incentive to both management and employees. The exercise price, vesting period, and expiration date will be determined at the time of grant.

     In March, 2000 the Board of Directors authorized the creation of a stock plan by its subsidiary company which is developing the B2B internet application. The plan, in the amount of 20 million options, was created to attract and retain highly skilled personnel to the new enterprise. Terns of the plan call for the options to be issued from time to time to current or future employees, board members, advisory board members or affiliates of the subsidiary company in quantities and at exercise prices and with a term to be set solely by the Company's President/CEO. Initially, the Company granted 8 million options to the Company's President/CEO with an exercise price of $1 each which can be exercised in any quantity at any time up to the fifth anniversary of the grant.

     As part of the Employment Agreement entered into between the Company and David Smith in conjunction with its acquisition of N2 Networking, Inc., the Company granted David Smith options to purchase up to 450,000 common shares of the Company at a purchase price $0.50 per share. The options shall constitute "Vested Options" at a rate equal to 12,500 options shares per month for the 36 month term of the Employment Agreement. In addition, Mr. Smith was granted options to purchase 1,500,000 common shares in the Company's subsidiary corporation which is developing the B2B internet application at the rate of 500,000 each year for the three-year term of his Employment Agreement. The options can be exercised at $1 in the first year, $3 in the second year and $5 in the third year. These options would become fully vested in the event a majority of the Company's stock was acquired by a third party.

     The common stock issued pursuant to all of the aforementioned options are "restricted" as set forth under the Securities and Exchange Commission Rule 144.


Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

      The following discussion provides information on results of operations, liquidity, capital resources, and the impact of inflation on the Company. The financial statements and notes thereto also contain information that is pertinent to this analysis.

General Financial Condition

      The Company expects cash flow from operations to be negative over the next fiscal year. Depending on the success of the Company's efforts to develop and bring its Business-to-Business Internet application to market combined with the market's acceptance of the application, management believes that the Company will need to supplement its present working capital in order to support the Company's operations over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, loans from banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of the above. The ability to raise necessary financing will depend on many factors, including the prevailing economic and market conditions at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

      The Company has depleted most of its cash resources and does not possess the collateral to borrow from its lenders. The Company is currently seeking $3 million in financing to continue the development and launch of its B2B internet application. While current cash on hand is not sufficient to meet ongoing operating expenses and there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required, management for the Company believes that such financing is available given perceived market interest in its B2B internet application.

The Company has sustained operations through:
- a combination of private placements, equity issuances and loans from its President/CEO.
- suspending any cash compensation to any officers, directors or employees.
- multitasking by the Company's limited staff of responsibilities that in most corporations would be handled individually by a larger number of employees.
- receipt of securities by a majority of the Company's outside professionals as payment for fees in lieu of cash payments.

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

- The Company has reduced operating expenses and has no debt other than deferred payroll and amounts due to its CEO and a related party.
- The Company is optimistic that financing is available for the Company's future plans through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these.

The ability to raise necessary financing will depend on many factors, including the perceived success of the Company's Business-to-Business Internet application by the investment community and the economic and market conditions prevailing at the time financing is sought.


Results of Operations:

     During the recently completed fiscal year the Company operated two Business-to-Consumer ("B2C") websites, Westerngold.com and a seasonal website, eChristmastrees.com. The Company sold Westerngold.com in May, 2000 after determining the potential for significant return was limited. The Company subsequently sold eChristmastrees.com [See: Subsequent Events].

     Shortly after the launch of Westerngold.com in August, 1999 management determined the market potential for B2C websites in general and westerngold.com in particular, was less than forecasted and held no future for the Company due to the under-performance of Westerngold.com. Management for the Company soon recognized that consumers were not using retail websites to make purchases sufficient to cover the branding, advertising and operating costs associated with maintaining the websites. The Company placed its websites and domain names for sale and after considerable research, decided to bring a new business-to-business ("B2B") internet application to market. From August, 1999 the Company has devoted its resources to developing and bringing to market its internet application, as described below.


     Corporate Direction - Business-to-Business ("B2B") Internet
     Application

     The Company extensively researched the internet marketplace for an area where it could profit from its expertise. An area in the business-to-business marketplace was discovered and since August, 1999, the Company has devoted all its resources to the development and introduction to market of its B2B Internet application. It is anticipated the new application will undergo testing and market introduction in the first quarter of 2001, although no assurances of an exact date can be give due to the financing requirements combined with the complexities involved in its implementation.

     Details surrounding the application remain secret for competitive reasons. The Company believes should news of the application become known, other larger, better financed Internet companies would be in a position to either beat the Company to market or out-market the Company, thereby restricting the Company's growth and limiting the potential return for its shareholders. The Company has assembled an experienced, skilled management team for the project and initial presentations to major NYSE and NASDAQ corporations together with smaller organizations have been well received, although each corporation has its own method and criteria in evaluating such an application.

     The Company will require funding of $3 million to bring the application to its full market potential. Management believes that such financing will be available, although there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required.

     N2 Networking Acquisition

     On May 31, 2000 the Company entered into a definitive agreement to acquire all of the issued and outstanding common stock of N2 Networking, Inc. for 500,000 restricted common shares plus the assumption of a six-month $100,000 note secured by the stock of N2 Networking, Inc. Under the terms of the Stock Purchase Agreement, within 180 days of the acquisition date, the Company is to have obtained the financing it needs in order to fund the working capital needs of a new Company subsidiary and it is to pay off the non-trade liabilities of N2 networking as of the acquisition date. N2 Networking, Inc. operates n2.net, a full-service San Diego, California based internet service provider founded in 1995. n2.net has both residential and commercial accounts with this acquisition being consistent with the Company's previously announced strategy. [See:
Chief Technology Officer].

      eChristmastrees.com

	www.eChristmastrees.com , the Company's first retail e-commerce website, re-launched for the holiday season in November, 1999.
The Company had previously launched and operated the site for an approximate 30-day period during 1998's holiday season where it met with significant media coverage, critical acclaim and visitations from individuals in 85 foreign countries. The website sold three varieties of premium grade fresh-cut
Christmas trees in various sizes, plus two types of Holiday wreaths. During the 1998 holiday season, the Company placed over 4 million banner ads in less than four weeks at significant expense compared to revenues generated although the website benefited from branding awareness. This year the Company eliminated banner advertising preferring instead to create Multi-Merchant Marketing Partnerships with larger, established, high-profile
Internet merchants such as OfficeMax.com, FlowersUSA,com, PrimeWine.com and GiftWrap.com together with media marketing and outsourcing a website search engine enhancement program. eChristmastrees.com was the beneficiary of articles in the New York Times and Washington Post.

     Sales and gross revenues, although not significant, increased approximately 2 1/2 times over 1998's figures. As a result, although modest, eChristmastrees.com showed a positive cash flow in its second selling season. [See: Subsequent Events]


     westerngold.com

     Consistent with its previously announced strategy to exit the business-to consumer ("B2C") Internet marketplace, the Company sold certain assets of its wholly-owned subsidiary, westerngold.com corp. to a newly formed South Dakota limited partnership. The assets included right and title to the westerngold.com domain name, logo and web site. The Company had stated in its previously filed Form 10-QSB for the quarter ended January 31, 2000 that current revenues being generated on the westerngold.com web site were not sufficient to continue to support the web site's ongoing expenses and as such, westerngold.com will be either sold or shut down. As with the vast majority of B2C web sites, westerngold.com has operated at a loss since inception. The Company chose an offer of $20,000 as a preferred alternative to closing the site. westerngold.com corp. has remaining obligations of $57,979 consisting primarily of media advertising, web site and internet-related expenses which will be absorbed by E-Commerce West Corp.

     Planned Wyatt, Missouri Riverboat Casino Development

     E-Commerce West believes it has a significant asset remaining in gaming as a subsidiary company, Royal Casino Group, Inc., has invested a considerable amount of time and money over the last 5 1/2 years in the planning and development of a riverboat casino entertainment center on the Mississippi River near Wyatt, Missouri.

     Royal Casino Group currently has the following items in connection with this asset: an exclusive 25-year agreement with the city; 50 acres of land on the Mississippi River under its control; a Water Quality Certification permit from the Missouri Department of Natural Resources; a legal opinion from the attorney retained by the City of Wyatt to annex the land where the riverboat casino would be located stating that the annexation of the land into the city has been completed; and its requisite docking permit from the Army Corps of Engineers. Over 15,000 vehicles daily pass in view of the location. A market of 2 million people reside within 100 miles of the site. The closest competition is a riverboat casino located 50 miles away which opened in 1993 and generated gross revenues in excess of $80 million in 1999. "The Royal Missourian" is projected to have gross revenues of $40-$60 million with an EBITDA of $10-$15 million on a total investment of $20-$25 million. The Company is exploring the sale of substantially all the assets of the transaction to another gaming company. Should the Company be successful in its efforts to sell its interest and at a price satisfactory to the Company, then the proceeds of the sale will be applied to the Company's current business endeavors. The Company has no interest in participating in internet gaming.


     Strategic Relationship

     In March the Company formed a strategic alliance with Corporate Vision, Inc. a publicly-traded holding and venture capital company with diversified interests in real estate natural resources and the Internet. Corporate Vision holds an equity position in a new B2B Internet browser, has acquired an internet search engine and has a pending purchase of a free e-mail web site. The association included a dual cross-ownership equity and consulting program whereby the Company initially issued 100,000 common shares to Corporate Vision comprised of 70,000 restricted shares pursuant to Rule 144 of the Securities & Exchange Commission and 30,000 shares from the Company's S-8 Registration in exchange for the issuance by Corporate Vision to the Company of 64,100 tradable common shares from its evergreen registration statement. A subsequent issuance pursuant to the program in July called for the Company to issue 50,057 shares from the Company's S-8 registration and 116,800 restricted common shares while Corporate Vision issued the Company its 100,000 common shares from its evergreen registration statement. The Company is free to sell these shares on the open market to fund its ongoing activities. Both the Company and Corporate Vision continue an ongoing dialog to identify potential internet-related opportunities. The Board of Directors has authorized the Company's President/CEO to complete any subsequent similar transactions in the future at his discretion.


Consolidated Corporate Information

     The Company currently derives its revenues from the operations of N2 Networking, Inc. During the recently completed fiscal year the Company experienced modest revenues resulting from the operation of its first year round website, Westerngold.com, prior to selling the business in May, 2000. Additional revenues were derived from the seasonal website, eChristmastrees.com [See: Subsequent Events]. The Company does not expect to receive additional revenues until its business-to-business internet application is brought to market.

     Selling, general and administrative expenses for the twelve months ended July 31, 2000 were $670,342 and consisted primarily of salaries, which were deferred, and professional fees. This is approximately 15% more than the selling, general and administrative expenses of $583,205 for the prior twelve months ended July 31, 1999. Funds were expensed and are expected to continue to be expensed in the ongoing development and introduction to market of the Company's planned B2B internet application.

Liquidity and Capital Resources

     As of July 31, 2000, the Company had $31,120 in cash and cash equivalents, an increase of $21,627 over the year ended July 31, 1999 and a working deficit of $393,153. Since inception, the Company has financed its operations primarily through private offerings of equity securities and loans from officers.

    Net cash used in continuing operating activities was $118,588 for the year ended July 31, 2000.

    Net cash provided by financing activities was $131,981 for the year ended July 31, 2000. Net cash provided by financing activities consisted of loans from officers and a private equity offering.

    The Company expects cash flows from operating activities to continue to be negative over the next fiscal year. Depending on the success of the Company's efforts to develop, implement, market and manage its B2B Internet application, management believes that the Company will need to supplement its present working capital in order to support the Company's operations over the next 12 months. Current cash on hand is sufficient to meet short-term ongoing operating expenses. The Company is optimistic that additional financing will be available, although no assurances can be given that any financing can be obtained on terms favorable to the Company, or at all. Additional working capital may be sought through equity private placements and/or additional notes payable to related parties (officers, directors or shareholders). The ability to raise financing will depend upon many factors, including the Company's then current common stock price, the nature and prospects of the Company's new internet application and the economic and market conditions prevailing at the time financing is sought.

     Other Stock Issuances

     During the year the Company issued 78,010 common shares for legal and accounting services valued at $25,295.69; 91,101 common shares for computer, website development and enhancement related services valued at $10,669.60; 112,280 common shares for new business development consulting valued at $51,950; 11,324 common shares for regulatory and stock services valued at $5,472.25; 49,740 common shares for advertising and design services valued at $9,705; 2,500 common shares for eChristmastrees.com services valued at $2,250; and for the Company's'B2B Internet application: 13,730 common shares for marketing services valued at $12,050; 10,000 common shares valued at $9,000 for technology services; 22,000 common shares valued at $13,560 for security services and 20,119 common shares valued at $13,006 for new business development. All the aforementioned shares were issued from the Company's active S-8 Registrations, #333-59975 and 333-37710. In addition, the Company issued 186,800 common shares to Corporate Vision, Inc. [See: Strategic Relationship] and 100,000 common shares to a third party pursuant to a private placement at $0.50 per share. The latter two issuances were pursuant to Rule 144 of the Securities & Exchange Commission and are therefore restricted securities.

Dissolution of Subsidiary

     Having no further use for the companies, during the year the Company dissolved Atlantic-Pacific Corp and Westerngold.com [See: Subsequent Events].

S-8 Registration

     The Company filed an S-8 registration (file No. 333-37710) with the Securities & Exchange Commission enabling the Company to issue 750,000 common shares to employees and corporate consultants in lieu of cash. This registration allows the company to conserve its cash resources while still being able to attract the talent whose skills are necessary to continue to grow the Company. The registration was effective May 24, 2000. To date, as mentioned elsewhere in this document, 50,000 shares have been issued from this registration.

Equipment Rental, Overhead, Rent, Support Services

     The Company leases approximately 3,600 square feet for its corporate headquarters in Deadwood, South Dakota for $1,250 per month on a lease through April, 2000. As the Company is planning to relocate its corporate headquarters to San Diego, California once suitable funding has been achieved for its new internet application, the Company chose not to exercise a renewal option for a second year at $1,500 per month, however it remains in the facility on a month-to-month basis at $1,250 per month. The property is suitable for the current needs of the Company.

Impact Of Inflation Upon The Company

      Inflation has not impacted, nor would it be expected to have an impact upon the Company.



Item 8 	Financial Statements and Supplementary Data.







                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                       CONTENTS
                                                                  July 31, 2000


                                                                       Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       15

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          16

     Consolidated Statements of Operations                               17

     Consolidated Statements of Comprehensive Loss                       18

     Consolidated Statements of Shareholders' Deficit                 19 - 20

     Consolidated Statements of Cash Flows                            21 - 22

     Notes to Consolidated Financial Statements                       23 - 3





























         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
E-Commerce West Corp. and subsidiaries

We have audited the accompanying consolidated balance sheet of E-Commerce West Corp. (a Utah corporation) and subsidiaries as of July 31, 2000 and the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the two years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E-Commerce West Corp. and subsidiaries as of July 31, 2000, and the consolidated results of their operations and cash flows for each of the two years in the period ended July 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended July 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 20, 2000




                                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEET
                                                                 July 31, 2000

                                         ASSETS

Current assets
 Cash and cash equivalents                                            $31,120
 Note receivable - related party                                        2,962
 Marketable Securities - available for sale                            49,806
 Inventory                                                              8,655
 Prepaid legal services                                                91,663
 Prepaid expenses and other assets                                        282

     Total current assets                                             184,488

Property and equipment, net                                            29,739
Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $19,215                         326,664

      Total assets                                                   $540,891

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Notes payable - related parties                                     $174,504
 Accounts payable                                                     113,436
 Accrued payroll and payroll taxes                                    207,654
 Deferred revenue                                                       8,860
 Net liabilities of discontinued operations                            73,187

   Total current liabilities                                          577,641


Shareholders' deficit
 Preferred stock, $.001 par value, 100,000,000 shares authorized
   Series A Convertible preferred stock 1,100,000 shares
    issued and outstanding                                              1,100
   Series B Convertible preferred stock no shares
    issued and outstanding                                                  -
 Common stock, $.001 par value
   150,000,000 shares authorized
   18,146,225 shares issued and outstanding                            18,146
 Additional paid-in capital                                         7,327,764
 Other comprehensive loss                                             (33,131)
 Accumulated deficit                                               (7,350,363)

     Total shareholders' deficit                                      (36,750)

        Total liabilities and shareholders' deficit                $  540,891

                                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Years Ended July 31,


                                                      2000            1999

Revenues                                           $    59,834     $     5,334

Cost of goods sold                                      17,519           4,807

Gross profit                                            42,315             527

Selling, general, and administrative expenses      (   715,608)        583,205

Loss from operations                               (   673,293)       (582,678)

Other income (expense)
      Interest income                                    3,386           3,083
      Interest expense                             (     8,275)              -
      Other income                                       3,661          39,949
      Realized loss on investments                 (    11,178)              -

       Total other income (expense)                (    12,406)         43,032

Loss from continuing operations before
      provision for income taxes                   (   685,699)       (539,646)

Provision for income taxes                               1,074             100

Net loss from continuing operations                (   686,773)       (539,646)

Discontinued operations
  Loss from operations                                       -        (  8,350)
  Loss on disposition of operations                (    23,853)       ( 46,063)

        Net loss from discontinued operations      (    23,853)       ( 54,413)

Loss before extraordinary item                     (   710,626)       (594,159)

Extraordinary item
  Gain on forgiveness of accounts payable,
     net of income tax expense of $0                    45,373               -

Net loss                                           $(  665,253)    $  (594,159)

Basic loss per share
      From continuing operations                         (0.05)          (0.06)
      From discontinued operations                           -               -
      From extraordinary item                                -               -

        Total basic loss per share                 $     (0.05)    $     (0.06)


Weighted-average common shares outstanding           12,942,384      9,802,123






                                         E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                    For the Years Ended July 31



                                                         2000          1999


Net loss                                            $  (665,253)   $  (594,159)

Other comprehensive loss, net of tax
   Unrealized loss on marketable securities            ( 33,131)             -


      Comprehensive loss                            $  (698,384)   $  (594,159

                                                                                           E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                                     For the Years Ended July 31,

                              Preferred Stock                                     Additional    Other
                       Series A             Series B            Common Stock       Paid-in   Comprehensive Accumulated
                    Shares    Amount    Shares     Amount      Shares     Amount    Capital     Income        Deficit       Total

Balance,
 July 31, 1998    1,100,000  $  1,100        -   $       -    8,642,102  $  8,642  $5,856,840 $       -   $(6,091,217)  $(224,635)
Issuance of
 restricted
 common stock
 for cash                                                       700,000       700      91,800                              92,500
Issuance of
 common stock
 for services
 rendered
 and compensation                                               480,317       480     183,608                             184,088
Issuance of
 restricted
 common stock
 for services
 rendered and
 compensation                                                 2,633,333     2,633     333,972                             336,605
Common shares
 returned
 and cancelled                                                  (51,250)      (51)                                            (51)
Net loss                                                                                                  (  594,159)  (  594,159)

Balance,
 July 31, 1999    1,100,000      1,100        -           -   12,404,502   12,404   6,466,220          -  (6,685,376)  (  205,652)
Issuance of
 restricted
 common stock
 for investments                                                 186,800      187     136,313                             136,500
Issuance of
 common stock
 for services
 rendered                                                        410,803       411    152,547                             152,958
Issuance of
 restricted
 common stock
 for compensation                                              4,544,120     4,544    237,284                             241,828


                                                                                           E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                                     For the Years Ended July 31,
                                                                                                                      (CONTINUED)

                             Preferred Stock                                       Additional    Other
                       Series A             Series B            Common Stock        Paid-in   Comprehensive Accumulated
                    Shares    Amount    Shares     Amount      Shares     Amount    Capital     Income        Deficit       Total


Issuance of
 restricted
 common stock
 in connec-
 tion with the
 acquisition
 of N2Networking                                               500,000        500     249,500                             250,000
Issuance of
 restricted
 common stock
 for  cash                                                     100,000        100      49,900                              50,000
Stock options
 issued as
 compensation to
 an  employee                                                                          36,000                              36,000
Unrealized loss on
 marketable
 securities                                                                                     (33,131)               (   33,131)
Net loss                                                                                                  (  665,253)  (  665,253)

Balance,
 July 31, 2000    1,100,000   $  1,100        -  $        -   18,146,225  $ 18,146 $7,327,764  $(33,131) $(7,350,629)  $ ( 36,750)


                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended July 31,

                                                    2000           1999
Cash flows from operating activities
 Net loss from continuing operations            $(  686,773) $(539,746)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities
    Depreciation and amortization                    48,972      7,367
    Issuance of stock for services rendered
     and compensation                               152,958    520,643
    Options issued as compensation to
      An employee                                    36,000          -
    Loss on inventory write down                      7,697          -
    Realized loss on sale of investments             11,178          -
    Extraordinary item                               45,373          -
(Increase) decrease in
    Accounts receivable                                  32      2,930
    Prepaid expenses and other assets                58,690   (112,345)
    Inventory                                             -   (  7,597)
    Other assets                                          -   (  3,177)
Increase (decrease) in
    Accounts payable                             (   20,631)  ( 70,956)
    Accrued payroll and payroll taxes               229,441     84,367
    Deferred revenue                             (    1,525)         -

Net cash used in continuing operating activities ( 118,588) (118,514) Net cash used in discontinued
  operating activities                           (   56,217)  ( 18,319)

Net cash used in operating activities            (  174,805)  (136,833)

Cash flows from investing activities
 Sale of westerngold.com                             20,000          -
 Acquisition of N2Networking, Inc.                   10,296          -
 Sale of investments                                 42,385          -
 Notes receivable                                         -     42,000
 Acquisitions of property and equipment          (    8,230)  ( 63,350)

Net cash used in investing activities                64,451   ( 21,350)

Cash flows from financing activities
 Net proceeds from related party                     81,981      3,561
 Issuance of common stock                            50,000     92,500

Net cash provided by (used in)
  financing activities                              131,981     96,061

Net increase (decrease) in cash and cash
  equivalents                                        21,627    (62,122)

Cash and cash equivalents, beginning of year          9,493      71,615

Cash and cash equivalents, end of year           $   31,120    $  9,493






                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended July 31,
                                                                  (CONTINUED)




Supplemental disclosure of non-cash investing and financing activities

During the year ended July 31, 2000, the Company completed the following:

- issued 97,333 shares of restricted common stock to a former officer as payment for accrued compensation of $33,333, less forgiveness of a note receivable for $9,000 to the Company.

- issued 186,800 shares of restricted common stock valued at $136,500 to an outside third party in exchange for equity securities of the third party.

- issued 4,446,787 shares of restricted common stock valued at $217,495 to the Company's Chief Executive Officer as payment for accrued compensation.



































                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 1 - NATURE OF BUSINESS

In July 1998, Royal Casino Group, Inc., a Utah corporation, changed its name to E-Commerce West Corp. The consolidated financial statements include the accounts of E-Commerce West Corp. and its wholly-owned subsidiaries, N2 Networking, Inc., Royal Casino Group, Inc., westerngold.com corp. and a separate company formed for the Company's new Internet application (collectively, the "Company"). A subsidiary, Atlantic-Pacific Corporation, operated a limited stakes gaming establishment and hotel in Deadwood, South Dakota under the name of Goldiggers Hotel and Gaming Establishment ("Goldiggers"). Goldiggers was acquired by the Company on June 13, 1996. Due to prevailing economic conditions pertaining to the gaming industry coupled with the long-term negative industry outlook, effective January 31, 1998, the Company elected to close its gaming operations and enter the e-Commerce business. Goldiggers was dissolved as a corporation on July 28, 1999.

During the year ended July 31, 1998, the Company formed two subsidiaries. RCG Corp was incorporated in South Dakota on July 2, 1998, and during the year ended July 31, 2000, its name was changed to Royal Casino Group, Inc. GolddiggersWest.com, Inc was incorporated in South Dakota on May 21, 1998, and its name was changed to Westerngold.com on March 3, 1999. Westerngold.com was sold on May 19, 2000.


NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue as a going concern. However, during the year ended July 31, 2000, the Company incurred a net loss from continuing operations of $686,773, it had negative cash flows from continuing operations of $118,588, and its current liabilities exceeded its current assets by $393,153. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, the Company's attainment of profitable operations is dependent upon obtaining adequate financing to support its expansion activities and achieving a level of revenues adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements.

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

- The Company has reduced operating expenses and has no debt other than deferred payroll and payroll taxes and amounts due to related parties.
                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 2 - REALIZATION OF ASSETS (Continued)

- The Company is optimistic that financing is available for the Company's future plans through additional debt or equity private placements, additional notes payable to banks or related parties
(officers, directors, or shareholders), from industry-available funding sources at market rates of interest, or a combination of these.

NOTE 3 - ACQUISITION AND DISPOSALS

Acquisition
On May 31, 2000, the Company acquired N2Networking, Inc. ("N2N"), a California corporation, that provides access to the Internet to approximately 500 customers. The Company purchased the issued and outstanding shares of common stock of N2N by issuing $250,000 in restricted shares of common stock of the Company. Under the terms of the purchase agreement, within 180 days of the acquisition date, the Company is to have obtained the financing it needs in order to fund the working capital needs of a new Company subsidiary and it is to pay off the non-trade liabilities of N2N as of the acquisition date. The acquisition was accounted for using the purchase method.

The assets acquired and liabilities assumed by the Company were as follows:

     Cash                                              $  10,296
     Accounts receivable                                      32
     Property and equipment, at net book value            12,336
     Accounts payable                                     (8,633)
     Accrued expenses                                     (4,525)
     Deferred revenue                                    (10,385)
     Notes payable - related party                       (95,000)

          Total net assets                               (95,879)

     Excess of cost over fair value
       of net assets acquired                            345,879

             Consideration                             $ 250,000

The information provided in the above table is based on N2N's audited financial statements as of May 31, 2000. The consideration is based on the issuance of 500,000 restricted shares of the Company's common stock at the closing price of the Company's common stock on May 31, 2000 of $0.72, discounted by 44% to reflect the thin trading of the Company's common stock and the issuance of restricted shares. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over three years.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 3 - ACQUISITION AND DISPOSALS (Continued)

Disposal of Gaming Activities
As of January 31, 1998, the Company and its board of directors shut down its gaming establishment and hotel in Deadwood, South Dakota. As a result, the gaming establishment and hotel operations are accounted for as discontinued operations and, accordingly, its operations are reported in this manner for all periods presented. All assets and liabilities of discontinued operations are presented as net liabilities of discontinued operations. There are no gaming establishment and hotel revenues included in the loss from discontinued operations.
Given the Company's losses and discontinued operations' historical losses, there is no tax effect on the disposition of the operations.

The following is a summary of net liabilities from discontinued operations:

                                                   2000       1999

     Current liabilities                        $(15,208)  $(132,326)

Disposal of Website
On May 19, 2000, the Company sold its westerngold.com website to a third party for $20,000. The sale of westerngold.com was limited to certain assets, namely the website of westerngold.com, the domain names westerngold.com and westerngold.net, and all information contained in the Intershop Program, such as customer lists, product database, and sales records. The Company recognized a loss of $26,774 related to the website sale. The Company retained all of the remaining unsold inventory, which was written off at the time of the sale. As a result, operations of westerngold.com through July 31, 2000 are reported as discontinued operations. The results from discontinued operations included total revenues of $10,072 and $1,062 and net loss from operations of $94,310 and $44,862, respectively, for the years ended July 31, 2000 and 1999, respectively.

The following is a summary of net liabilities from discontinued operations:

                                                   2000       1999

Current liabilities                             $ (57,979) $      -


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of E-
Commerce West Corp. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

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

Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of raw materials.

Revenue Recognition
The Company earns revenue from the provision of Internet access services through its subsidiary, N2N, and from the sale of Christmas trees and related items through its seasonal website, eChristmastrees.com. The Company recognizes revenue when the products are shipped or when the service is provided.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

     Purchased software                              3 years
     Furniture and equipment                    3 to 7 years

Maintenance and minor replacements are charged to expense as incurred. Expenditures which materially extend the useful lives of capital assets are capitalized.

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

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
The Company expenses advertising costs when the advertisement takes place. Advertising expense for the years ended July 31, 2000 and 1999 was $35,765 and $24,716, respectively.

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

Comprehensive Income
The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive loss is presented in the statements of comprehensive loss.

Loss per Share
The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share is not presented for the years ended July 31, 2000 and 1999 because common stock equivalents are anti-dilutive.

 Reclassifications
 Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements
In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB
Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 5 - MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The Company's marketable securities, which consist of corporate equity securities, are reported at fair market value.

NOTE 6- PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2000 consisted of the following:

     Purchased software                         $  8,230
     Furniture and equipment                     129,884

                                                 138,114
     Less accumulated depreciation               108,375

          Total                                 $ 29,739

NOTE 7 - COMMITMENTS

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

During the year ended July 31, 2000, the Company entered into a non-cancelable lease agreement to occupy office space in San Diego, California in connection with its N2N subsidiary.





                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 7 - COMMITMENTS (Continued)

The lease has a three-year term with an effective date of August 1, 2000. Future minimum lease payments under the operating lease as of July 31, 2000 were as follows


Year Ending
       July 31,

        2001                                          $   11,248
        2002                                              11,830
        2003                                              12,308
        2004                                               1,029

           Total                                      $   36,415

Rent expense was $16,730 and $9,548 for the years ended July 31, 2000 and 1999, respectively.

Employment Agreements
The Company entered into two employment agreements with key employees of the Company. Future minimum payments under the agreements as of July 31, 2000 were as follows:

     Year Ending
       July 31,

        2001                                          $  350,000
        2002                                             410,000
        2003                                             475,000
        2004                                             325,000

           Total                                      $1,560,000

NOTE 8 - SHAREHOLDERS' DEFICIT

Preferred Stock
The Company has 100,000,000 authorized shares of preferred stock.
1,100,000 shares were designated as Series A Convertible preferred stock ("Series A Convertible") at July 31, 2000. 1,000,000 shares were designated as Series B Convertible preferred stock ("Series B
Convertible") at July 31, 2000.

The Series A Convertible is redeemable only by the Company and is non-dividend bearing. The conversion right expired during the year ended
July 31, 2000.   Upon liquidation of the Company, holders of Series A
Convertible shall be entitled to receive $3 in cash from the assets of



                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Preferred Stock (Continued)
the Company for each share held. Effective August 1, 1996, the Company amended its articles of incorporation to change the par value of its Series A Convertible from no par to $0.001 par value per share. The accompanying financial statements have been restated to reflect the new par value for all periods presented. The Company had 1,100,000 shares of the Series A Convertible issued and outstanding at July 31, 2000.

The Series B Convertible is redeemable only by the Company and is non-dividend bearing. The Company had no shares issued and outstanding of the Series B Convertible at July 31, 2000.

Common Stock
During the year ended July 31, 2000, the Company completed the following:

- issued 4,446,787 shares of restricted common stock to the President of the Company for compensation at prices ranging from $0.03 to $0.11 per share. It also issued 97,333 shares of restricted common stock to a former officer for accrued compensation of $33,333, less the forgiveness of a note receivable to the Company for $9,000 at a price of $0.25 per share.

- issued 186,800 restricted shares of common stock at prices ranging from $0.312 to $1.428 as payment for the purchase of marketable securities.

- entered into a definitive agreement to acquire all of the issued and outstanding stock of N2N for 500,000 shares of the Company's restricted common stock valued at $0.50 per share.

- issued 385,803 shares of its common stock for services rendered at prices ranging from $0.06 to $1.22 per share.

During the year ended July 31, 1999, the Company completed the following:

- issued 1,133,333 shares of its restricted common stock to the President of the Company for compensation at prices ranging from $0.125 to $0.15 per share.

- issued 1,500,000 shares of its restricted common stock for services rendered and compensation at prices ranging from $0.001 to $0.20 per share.

- issued 480,317 shares of its common stock for services rendered at prices ranging from $0.14 to $0.50 per share.
                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Warrants
The Company had 1,611,842 Series B warrants issued and outstanding at July 31, 2000 and 1999. These warrants entitle the holder to purchase one share of common stock at a purchase price of $20 and are callable by the Company for $0.20 per warrant. The expiration date of the Series B warrants is January 26, 2001.

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

During the year ended July 31, 1997, the Company was also authorized to issue 500,000 options to investors as an inducement. The options will be issued at a price above the then current market price and shall be for a period established at the time they are granted. At July 31, 2000, none of these options had been issued.

On June 30, 1999, the Company granted options to purchase 50,000 shares of common stock of the Company's subsidiary, Westerngold.com corp., to each of three management consultants. The options vest on the date of grant, have an exercise price of $1, and expire five years from the date of grant. As the Company sold Westerngold.com corp. prior to July 31, 2000, the Company replaced the 50,000 options related to Westerngold.com corp. with options to purchase 50,000 shares of the common stock of one of the Company's subsidiaries with no changes in exercise price or expiration date. The options are not included in the stock option plans below.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Options (Continued)
On April 25, 2000, the Company established a qualified stock optionplan of 5,000,000 common shares of stock primarily to attract and act as an incentive to both management and employees. The exercise price, vesting period, and expiration date will be determined at the time of grant. During the year ended July 31, 2000, as part of the Company's acquisition of N2N, the Company granted N2N's former President stock options under the qualified plan to purchase 450,000 shares of the Company's common stock. The options have an exercise price of $0.50, vest pro rata over three years, and expire only on the employee's termination. The Company recorded compensation expense of $36,000 for the intrinsic value of these options during the year ended July 31, 2000.

Activity for the Company's stock option plans is as follows:

                                                             Weighted
                                                              Average
                                                             Exercise
                                                 Shares        Price

     Balance, July 31, 1998 and 1999            1,088,000    $   0.71
     Granted                                      450,000    $   0.50

           Outstanding, July 31, 2000           1,538,000    $   0.65

           Exercisable, July 31, 2000           1,538,000    $   0.65

The weighted-average life of the options outstanding and exercisable at July 31, 2000 was 29 to 34 months. Options available for future grant at July 31, 2000 were 7,212,000. Additional information relating to these options is as follows:

                                    Weighted-    Weighted-    Weighted-
                                     Average      Average      Average
                                    Remaining    Exercise     Exercise
            Stock      Stock       Contractual    Price         Price
Exercise   Options    Options    Life of Options of Options of Options
 Price   Outstanding Exercisable   Outstanding  Outstanding Exercisable

$ 0.50    450,000     450,000      2.8 years    $     0.50   $     0.50
$ 0.60    900,000     900,000      2.4 years    $     0.60   $     0.60
$ 0.88     18,000      18,000      2.4 years    $     0.88   $     0.88
$ 1.25    170,000     170,000      2.4 years    $     1.25   $     1.25

        1,538,000   1,538,000




                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Options (Continued)
In March 2000, the Board of Directors authorized the creation of a stock option plan for one of the Company's wholly owned subsidiaries for up to 20,000,000 shares of common stock. The options will be granted in quantities and at exercise prices and with terms to be set solely by the Company's President/Chief Executive Officer, and the plan will be administered solely by the Company's President/Chief Executive Officer. These options would become fully vested in the event a majority of the Company's stock was acquired by a third party, if the Company was merged into another entity, or if the Company filed for an Initial Public Offering.

During the year ended July 31, 2000, the Company granted 8,000,000 options under this plan to the Company's President/Chief Executive Officer. The stock options have an exercise price of $1, vest immediately, and expire five years from the date of grant. The
President/Chief Executive Officer has issued 50,000 of these options to each of the three members of the Company's Advisory Board.

During the year ended July 31, 2000, as part of the Company's acquisition of N2N, the Company granted N2N's former President stock options to purchase 1,500,000 shares of the subsidiary's common stock. Of these options, 500,000 vest at the end of the first year of employment at an exercise price of $1, 500,000 vest at the end of the second year of employment at an exercise price of $3, and 500,000 vest at the end of the third year of employment at an exercise price of $5. The options expire only upon the employee's termination.

Activity for the subsidiary's stock option plan is as follows:

                                                            Weighted
                                                             Average
                                                            Exercise
                                              Shares          Price

     Balance, July 31, 1998 and 1999                 -     $       -
         Granted                             9,500,000     $    1.32

            Outstanding, July 31, 2000       9,500,000     $    1.32

            Exercisable, July 31, 2000       8,000,000     $    1.00

The weighted-average life of the options outstanding and exercisable at July 31, 2000 was four years.


                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Options (Continued)
The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended July 31, 2000 and 1999:
                                                2000             1999

     Net loss as reported                   $ (665,253)     $ (594,159)
     Net loss, pro forma                    $ (861,003)     $ (594,159)
     Basic loss per share as reported       $    (0.05)     $    (0.06)
     Basic loss per share, pro forma        $    (0.07)     $    (0.06)

The pro forma amounts take into account the pro forma compensation expense of the Company's and the Subsidiary's options. The fair value of the Company's options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended July 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 75%, respectively; risk-free interest rates of 6.66% and 5.5%, respectively; and expected lives of three and two years, respectively. The weighted-average fair value of options granted during the years ended July 31, 2000 and 1999 was $0.52 and $0.79, respectively.

The fair value of the Subsidiary's options issued to employees described above was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended July 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; risk-free interest rates of 6.66% and 0%, respectively; and expected lives of four and zero years, respectively. The weighted-average fair value of options granted during the years ended June 30, 2000 and 1999 was $0 and $0, respectively, and the weighted-average exercise price was $1.32 and $0, respectively.

For options granted under the Company's plans during the years ended July 31, 2000 and 1999 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.52 and $0, respectively, and the weighted-average exercise price of such options was $0.50 and $0, respectively. No options were issued during the year ended July 31, 2000 where the exercise price was greater than or equal to the stock price at the date of the grant.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Options (Continued)
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 9 - INCOME TAXES

The current provision for income taxes is the minimum tax due to the States of Utah and South Dakota. The components of the Company's net deferred taxes as of July 31, 2000 are as follows:

     Deferred tax assets
     Net operating loss carryforward                      $2,048,777
     Outside services paid with restricted stock              63,446
     Officer compensation in restricted stock                153,911
     Capital loss carryforward                                 3,801
     Unrealized loss on marketable securities                 11,285
     Property & Equipment                                      7,916

          Total deferred tax assets                        2,289,115

          Less valuation allowance                         2,289,115

             Net deferred tax assets                     $         -

The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered, including the Company's history of operating losses. Based upon a weighting of all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established. The net change in the valuation allowance for the year ended July 31, 2000 was an increase of $238,920. No provision for income taxes for the years ended July 31, 2000 and 1999 is required, except for minimum state taxes, since the Company incurred losses during such years.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 9 - INCOME TAXES (Continued)

As of July 31, 2000, the Company had a consolidated federal net operating loss carryforward of $6,025,815. This carryforward, if unused, begins to expire in 2004.

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following:

                                                     2000         1999

     Computed "expected" tax benefit                 34.0%        34.0%
     Increase in income taxes resulting from
       Change in the beginning-of-the-year balance
         of the valuation allowance for deferred tax
         assets allocated to income tax expense      (34.0)      (34.0)

                      Total                               -%         -%

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses not providing benefit for income tax purposes.


NOTE 10 - EXTRAORDINARY ITEM

During April 2000, the Company negotiated a settlement regarding certain amounts due to the Internal Revenue Service for payroll taxes owed from the Company's subsidiary that operated a gaming establishment and hotel in Deadwood, South Dakota. As a result of this settlement, the Company recognized a gain on extinguishment of debt of $45,373 during the year ended July 31, 2000.


NOTE 11 - RELATED PARTIES

Note Receivable
The Company maintained a note receivable outstanding for $2,962 from an officer/shareholder of the Company as of July 31, 2000. The note is non-interest-bearing and is due on demand.

Notes Payable
Notes Payable consist of two notes totaling $74,306 and one note for $100,198. The two notes are from the Company's Chief Executive
Officer, bear interest at 9% and 0% per annum, and have no repayment
terms.   The third note is from a shareholder, bears interest at 4% per annum, and is due on November 1, 2000.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000


NOTE 12 - YEAR 2000 ISSUE

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 13 - SUBSEQUENT EVENTS

On September 25, 2000, the Company sold all of the assets of its business known as eChristmastrees.com to the Company's former General Manager in exchange for consideration of $82,186. The consideration was satisfied through the forgiveness of past due invoices and accrued compensation owed by the Company to the General Manager. The tangible assets sold included inventory mainly consisting of Christmas tree boxes.



























Item 9.  Changes in and Discussions with Accountants on
         Accounting and Financial Disclosure.

         None.






















































PART III

Item 10.    Directors and Executive Officers
            of the Registrant

      The names of the directors and executive officers of the Company and certain information about them is set forth below:

Directors and Executive Officers

      The Directors and Executive Officers of the Company, their positions and ages are as follows:

      Name                    Age                 Position

Jon F. Elliott                53          President, Chief Executive
                                          Officer & Chairman of the
                                                  Board

Jon F. Elliott, President & Chief Executive Officer - As President of the Company, Mr. Elliott oversees all corporate matters pertaining to the development and operation of the Company. In addition to having a background in Internet, television production and broadcasting and gaming, Mr. Elliott has over 20 years of management and marketing experience.

Mr. Elliott's employment history is as follows:

1993 to Present - Founder, President, Chief Executive Officer and
Chairman of the Board, E-Commerce West. President, Secretary and a Director of the Company's wholly-owned subsidiaries with the exception of N2 Networking Inc.

Chief Technology Officer

    Simultaneously with its acquisition of n2.net, the Company retained David W. Smith, President of N2 Networking, Inc., as Chief Technology Officer for the Company and its subsidiaries. Mr. Smith has a bachelor of science in Applied Mathematics (Engineering) and an advanced degree in Computer Science, both from the University of Colorado. He founded N2 Networking, Inc. in 1995 and has operated N2 Networking, Inc. until its acquisition by the Company. Prior to 1995, he amassed over 20 years experience first as a computer programmer and later as a project leader for companies including Boeing Aerospace and General Dynamics. Mr. Smith has significant experience in Real-Time and Operating Systems design and implementation and first began working on the Internet in 1981 when it was known as the ARPAnet. In addition to working on communications protocols used to connect minicomputers to the Internet, he wrote software permitting microcomputers to communicate with other computers using modems. Further, he has written communications software and protocols in use by the U.S. State Department and the U.S. Air Force.




     E-Commerce West Advisory Board

     To provide guidance and insight into this new endeavor, the Company has assembled a highly credentialed group of internet professionals from a variety of fields to serve on its Advisory Board. Currently serving on the Company's Advisory Board are the following individuals:

     Rich LeFurgy

     In addition to acting as Director and Chairman of the Internet Advertising Bureau and chairman of FAST Forward, another major Internet industry group, Mr. LeFurgy is also a Director of the Advertising Research Foundation and the Advertising Education Foundation. Called by USA Today "the Johnny Appleseed of online advertising" and listed in Internet World magazine's December 14, 1998 issue as one of 12 individuals who in 1998 made a difference in the Internet, Mr. LeFurgy established one of the first online advertising sales organizations while at Starwave Corporation. Starwave Corporation was a premiere internet technology company which was subsequently acquired by Walt Disney Corp. through its subsidiary Infoseek Corp. During his tenure at Starwave, Mr. LeFurgy managed online advertising sales for the combined Starwave and Disney organizations. Mr. LeFurgy was Executive Vice President and a Senior Partner at NW Ayer & Partners in New York. At Ayer, he led integrated advertising, direct and event marketing programs for such clients as AT&T, Marriott, Folgers Instant Coffee, Gillette Right Guard, Avon, Burger King, Ralston Purina and 7UP. Mr. LeFurgy also serves on the Board of Directors of Lot 21 and heads the Strategic Advisory Board of AdKnowledge. Mr. LeFurgy holds a B. S. degree in Advertising from Syracuse University's Newhouse School.

     Jon Rubinstein

     Mr. Rubinstein is Sr. Vice President of Hardware Engineering at Apple Computer, Inc. Reporting directly to the CEO, Mr. Rubinstein leads the hardware engineering team and is responsible for the development, industrial design and user interface for all Apple's hardware products. Prior to joining Apple in February, 1997, Mr. Rubinstein was Executive Vice President and COO of FirePower Systems, a developer and manufacturer of PowerPC-based computer systems. Previously, he held the position of Vice President and General Manager of Hardware and VP of Hardware Engineering at NeXT. Mr. Rubinstein also managed processor development for the Titan graphics supercomputer family at Stardent, and helped architect the HP 9000 series 300 family of workstations as a member of the design team for the HP 9836 workstation while also helping define the engineering and pre-production test processes for new products while with Hewlett Packard. A holder of several patents and published in numerous computer industry publications, Mr. Rubinstein has a Masters and Bachelors of Science degree in electrical engineering from Cornell University and a Masters of Science degree in computer science from Colorado State University.





     Michael Slade

     Mr. Slade is an industry consultant having served as Chairman & CEO of Starwave from 1993-1998. Starwave, a premiere Internet technology company, created and produced the leading online sports, news and entertainment services including ESPN.com, ABCNEWS.com and the official sites of the NFL, NBA and NASCAR. Starwave, a majority of which was acquired by Disney from Paul Allen, made headlines last year when it was merged into Infoseek, and became a wholly-owned subsidiary of Disney. Infoseek is now being branded as GO.com, a part of the Disney Internet Group. Prior to working at Starwave, Mr. Slade served as Director of Marketing for Microsoft from 1983 until 1990, during which he was responsible for successfully introducing Microsoft Excel, Microsoft's first victory over Lotus. From 1991-1992 Mr. Slade was Vice President of Marketing for NeXT and then became Vice President of Special Projects for Asymetrix from 1992-1993 when he assumed his role of Chairman and CEO of Starwave. Mr. Slade has a Bachelor's degree in Economics from Colorado College and an MBA from Stanford University's School of Business.

     As consideration for serving on the Advisory Board, each member received options to purchase 50,000 common shares in the wholly-owned subsidiary which is developing the Company's B2B internet application at a purchase price of $1 each plus each member owns 50,000 restricted common shares of the Company's stock.

      Appointments and Resignations to the Board of Directors

      None

Item 11.   Executive Compensation

            Pursuant to the Management Agreement approved and signed by the Board of Directors, Jon Elliott, the Company's senior executive officer was to receive an annual salary of $185,000 in the Company's fiscal year August 1, 1999 to July 31, 2000. Officers' salary expense for the year was $185,000 however, in an effort to preserve the Company's cash, Mr. Elliott drew no cash for the entire year. $217,494 was paid to Mr. Elliott in restricted stock. At the close of the fiscal year Jon Elliott was due $12,495. Mr. Elliott was to receive $235,000 per the terms of his employment contract for the upcoming fiscal year. However, the Board of Directors extended Mr. Elliott's employment agreement for three additional years while Mr. Elliott agreed to reduce his upcoming fiscal year's salary from $235,000 to $200,000. His compensation for the
following three years will be $235,000, $275,000 and $325,000.   As of
the date of this filing Mr. Elliott is owed $54,162 in deferred compensation.



      At Board Meetings held on January 5 and July 31, 2000 to specifically strengthen the Company's balance sheet by reducing the Company's outstanding debt to better position the Company to attract financing, Jon Elliott, the Company's President & CEO, agreed to exchange the money owed to him per his employment agreement, in the amount of $101,869.50 and $115,625.10 respectively, for restricted common shares. Mr. Elliott has not received any salary nor any remuneration from the Company in over three years, from June 1, 1997 through July 31, 2000. His salary has been accrued. On January 5, and July 31, 2000 the common shares of the Company had a bid price of $0.06 and $0.22. Due to the fact the shares are restricted shares pursuant to Rule 144 of the Securities & Exchange Commission, and primarily due to the volatility in the price of the Company's common shares, the stock issued to Mr. Elliott was issued at a discount to the then current bid price. Therefore 3,395,650 shares representing $101,869.50 owed and 1,051,137 representing $115,625.10 owed were issued to Mr. Elliott.

      Directors will be paid $200 for each meeting and are reimbursed for their out-of-pocket expenses when attending meetings on behalf of the Company. Executive Officers will not be paid any additional consideration for attending Board Meetings. The Directors have deferred all compensation for attending Board Meetings to date.

      Stock Options

      Previously, in 1989, the Company has issued a total of 170,000 options to purchase Common Stock from its initial stock option plan. These options are non-qualified stock options. The Company is authorized to issue up to 250,000 shares of Common Stock from this initial stock option plan at an exercise price of $1.25 per option pursuant to resolution of the Board of Directors and by Amendment of its Certificate of Incorporation and/or Bylaws.

      At a 1997 Board Meeting the Board added options with an expiration date of December 31, 2003 equating to three million shares of common stock to its Employee Stock Option Plan. In addition the expiration date of the existing options were extended to December 31, 2003. Further, the President was empowered to issue the options at his discretion and the option price would be above the then current offer price of the Company's common shares at the time of the granting of the options.

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

The Board of Directors on July 15, 1997 authorized the establishment of 500,000 options, each to be exchanged on a one-for-one common stock basis, to be offered at the discretion of the President to investors. These options would be priced at the time granted at a price above the then current price of the Company's shares. Further, that each option shall be for a period established by the President at the time they are granted. The common stock issued pursuant to all of the aforementioned options are restricted under the Securities and Exchange Commission Rule 144.

     On April 25, 2000, the Company established a qualified stock optionplan of 5,000,000 common shares of stock primarily to attract and act as an incentive to both management and employees. The exercise price, vesting period, and expiration date will be determined at the time of grant.

     As part of the Employment Agreement entered into with David Smith in conjunction with its acquisition of N2 Networking, Inc., the Company granted David Smith options to purchase up to 450,000 common shares of the Company at $0.50 per share. The options shall constitute "Vested Options" at a rate equal to 12,500 options shares per month for the 36 month term of the Employment Agreement. These options would become fully vested in the event a majority of the Company's stock was acquired by a third party.

     The common stock issued pursuant to all of the aforementioned options are restricted under the Securities and Exchange Commission Rule 144.

     Stock Options in Subsidiary Company

     In March, 2000 the Board of Directors authorized the creation of a stock option plan for the Company's wholly-owned subsidiary company which is developing its business-to-business internet application. The plan, established primarily to attract and incentivise management and employees and which will be administered solely by the Company's President/CEO, is for 20,000,000 options with each option equating, once exercised, to one common share. The options shall be issued from time to time to current or future employees, board members, advisory board members or affiliates of the subsidiary Company in quantities and at exercise prices and with a term to be set solely by the Company's President/CEO. Initially, the Company granted 8,000,000 options with an exercise price of $1 each which can be exercised in any quantity at any time up to the fifth anniversary of the grant, to the Company's President/CEO, Jon F. Elliott. Mr. Elliott has the discretion to assign any number of these warrants to any entity at any time. Mr. Elliott has issued each member of the Company's Advisory Board 50,000
of these options.   David Smith, pursuant to an Employment Agreement
signed in tandem with the Company's acquisition of N2 Networking, Inc., received 1,500,000 options to be exercised according to the following schedule: 500,000 per year for three years with an exercise price of $1, $3 and $5 each year. These options would become fully vested in the event a majority of the Company's stock was acquired by a third party, or the Company was merged into another entity, or the Company filed for an Initial Public Offering. It is anticipated that, as part of their Employment Agreements, as new management is retained by the subsidiary Company, they will receive options from this plan.



Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

      The following table sets forth certain information regarding the Company's Common Stock as of July 31, 2000, not giving effect to any stock options or Warrants outstanding as of such date, owned or recorded beneficially by each person owning more than 5% of such Common Stock and by all officers and directors as a group.

   COMMON STOCK

Name of                            Number
Beneficial Owner                 of Shares       % of Total Outstanding

 Jon F. Elliott
 P.O. Box 623
 Deadwood, SD                     9,058,114             49.92%

 CEO/ President and Director
-------------------------------------------------------------------------
All Officers & Directors
as a Group                        9,058,114              49.92%



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

Former Officer & Director

     On March 14, 2000, the Company issued 97,333 common shares to a former officer & director in lieu of back salary. The shares were issued pursuant to Rule 144 of the Securities & Exchange Commission and are restricted for one year from the date of issuance. Due to the one-year restriction and pursuant to approval of the Board of Directors, the shares were issued at a 50% discount to the closing bid price of $0.50 and represent $33,333.36 in back salary, less $9,000 owed by the former officer & director in the form of a demand note to the Company. In consideration of accepting restricted stock, the Board waived interest due on the note. A further $636.99 owed to the former officer & director was exchanged for title to computer equipment currently in the possession of the former officer & director.
Officer & Director

      During the year, Jon Elliott, the Company's President/CEO, sold 519,119 common shares at an average price of $0.435 on the open market. Of that 164,000 were sold in the last fiscal quarter. A portion of the proceeds were used to support the Company's operating overhead. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.
     The Company issued 4,446,787 shares of restricted common stock to the President of the Company for compensation at prices ranging from $0.03 to $0.11 per share.

      Corporate Activities

      Class "B" Warrants

      At a Board of Directors meeting on January 22, 1999, the Board extended the exercise date for the Company's Class "B" Warrants to July 26, 2000 with all other terms and conditions remaining in effect.

      At a Board of Directors meeting on July 18, 2000 the Board extended the exercise date for the company's Class "B" Warrants until January 26, 2001 with all terms and conditions remaining in effect.

         Domain Name Ownership

     The Company owns, as intellectual property, over 20 Web site addresses which are for sale.

    Legal Services Fee Agreement

     In June, 1999 the Company entered into an agreement with Richard Schneider, the Company's longstanding corporate counsel whereby Mr. Schneider will provide legal services for three years in return for 1,000,000 restricted common shares vesting at the rate of 27,777,78 shares per month throughout the term of the agreement. Mr. Schneider's primary duties shall be to consult with respect to legal matters and perform all services requested by the Company relating to all business matters. This agreement conserves the Company's cash while assuring ongoing legal representation during the Company's planned growth cycle.

     Management Incentive

     In 1998 the Company issued 300,000 restricted common shares to Debra Berg. Ms. Berg was the General Manager for westerngold.com and eChristmastrees.com and future websites which the Company planned at the time to develop. Shares were to be earned at the rate of 100,000 shares per year with the agreement providing that a pro rata number of shares would be returned to the Company should Ms. Berg fail to provide services of less than three years. However, due to the financial condition of the Company at the time, Mrs. Berg received no cash salary from April, 1998 through to January, 2000. Management chose to reward Mrs. Berg for her efforts, loyalty and dedication to the Company and waived the requirement thus allowing Mrs. Berg to keep the additional 200,000 shares.




     Private Placement

     The Company completed a private placement of restricted stock totaling 100,000 common shares to an existing shareholder in return for $50,000. The proceeds were applied to general corporate purposes.


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

     Jon Elliott, the Company's President/CEO has not received any cash compensation per the terms of his Employment Agreement for the 36-month period from June, 1997 through July, 2000.


     Year 2000 Compliance

     Prior to the end of 1999 the Company completed a comprehensive review of its computer systems and determined all its computers and related office equipment to be Year 2000 compliant. The Company experienced one minor e-mail malfunction, which was not necessarily a Y2K issue, which was quickly rectified with no loss of sales nor information. The Company marketed products from several third party suppliers on its Internet retail websites. The Company did not experienced any problems with any of its suppliers relative to Y2K issues.


Subsequent Events


     Sale of eChristmastrees.com

     The Company sold its eChristmastrees.com business, including the web site, all relevant domain names, inventory, customer lists, affiliates, merchant affiliations and suppliers to WWW Services, the Company's former web design firm. Consideration for the purchase included $16,303.45 representing a 50% discount of the fees owed to WWW Services for web site design services. WWW Services is owned by Deb Berg, the Company's former General Manager. Additional consideration included Mrs. Berg forgiving $49,583.28 in back salary owed by the Company for a period including April, 1998 through December, 1999.


     Stock Issuances

     After the end of the fiscal year but prior to this filing, the Company issued 45,000 common shares for Internet security services valued at $8,740 and 5,000 for Internet technology services valued at $900 in connection with the development of its business-to-business internet application from its active S-8 Registration #333-37710.


     Other Matters

     From the end of the fiscal year but prior to this filing Jon
Elliott, the Company's President/CEO, sold 155,200 shares at an average price of $0.18 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.




































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


      (2)   Exhibits

Exhibit No.                  Description                    Page No.

     23.1       Consent of Singer Lewak Greenbaum & Goldstein LLP


Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the information is given in the financial statements of the Company.
































                             Signatures



Pursuant to the requirements of Section 13 or 15 (d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of October, 2000
                                 E-COMMERCE WEST CORP.


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

     Signature                     Title                      Date

  /s/ Jon F. Elliott        President,                  October 30 , 2000
  Jon F. Elliott            Chief Executive Officer,
                            Chairman of the Board






















                              EXHIBIT 23.1




              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference of our report, dated October 20, 2000 (which includes an emphasis paragraph relating to an uncertainly as to the Company's ability to continue as a going concern) on the consolidated financial statements of E-Commerce West Corp. and subsidiaries included in this Form 10-KSB in the previously filed Registration Statements of E-Commerce West Corp. on Form S-8 (File No. 33-34786, effective May 31, 1996, File No. 333-32415, effective August 5, 1997, File No. 333-59975, effective August 21, 1998 and File No. 333-37710, effective May 24, 2000).




SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 30, 2000







1
20
The accompanying notes are an integral part of these financial statements
15



20

The accompanying notes are an integral part of these financial statements
16
The accompanying notes are an integral part of these financial statements
26


The accompanying notes are an integral part of these financial statements
20


The accompanying notes are an integral part of these financial statements.
22



39


   The accompanying notes are an integral part of these financial statements.
36


42

38


39


40


41


42


43


44


46


47


48


49


50