Form 10-Q
period 2000-10-31
E COMMERCE WEST CORP
filed 2000-12-14
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                              FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                For the Quarter ended October 31, 2000

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

As of October 31, 2000 18,439,776 shares of registrant's $0.001 par value common stock were outstanding.
















                     E-COMMERCE WEST CORP.


                              INDEX

                                                              Page
                                                             Number


PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Balance Sheets (unaudited)as of October 31, 2000
              and (audited)July 31, 2000                         3

              Unaudited Statements of Operations
              3 months ended October 31, 2000 and 1999           4

              Unaudited Statements of Cash Flows
              3 months ended October 31, 2000 and 1999           5

              Notes to Financial Statements                      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        7

PART 11     OTHER INFORMATION

Item 2.     Change in Securities                                10

Item 6.     Exhibits and Reports on Form 8-K                    10




























              E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS



ASSETS                              October 31, 2000  July 31, 2000
                                      (unaudited)      (audited)
Current Assets
  Cash and cash equivalents           $    6,002     $    31,120
  Marketable securities                    2,424          49,806
  Note Receivable - related party          2,956           2,962
  Inventories                                  -           8,655
  Prepaid legal expense                   79,162          91,663
  Prepaid expenses & other assets              -             282

     Total current assets                 90,544         184,488

Fixed Assets
  Property and equipment, net             28,730          29,739
Excess of cost over fair value of
  net assets acquired                    297,841         326,664


     Total assets                     $  417,115     $   540,891


                                    October 31, 2000   July 31, 2000
LIABILITIES AND SHAREHOLDERS'         (unaudited)      (audited)
  DEFICIT

Current liabilities
  Accounts payable                    $  100,342     $   113,436
  Accrued payroll & payroll taxes        234,227         207,654
  Note payable - related parties         174,159         174,504
  Deferred revenue                        16,032           8,860
  Accrued other                            5,198               -
  Net liabilities of discontinued
   operations                                  -          73,187

    Total current liabilities            529,958         577,641

Commitments & contingencies

Shareholders' deficit
  Preferred Stock, 100,000,000
    authorized; 1,100,000 Series A
    convertible shares issued and
    outstanding                            1,100           1,100
  Common Stock, $0.001 par value,
    150,000,000 shares authorized;
    18,439,776 and 18,146,225 shares
    issued and outstanding                18,440          18,146
  Additional Paid in Capital           7,362,450       7,327,764
  Accumulated deficit                 (7,494,833)     (7,350,363)

    Total shareholders' deficit      (   112,843)     (   36,750)

    Total liabilities & shareholders'
     deficit                          $  417,115      $  540,891




                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                                     3 Months Ended
                                               Oct. 31/00       Oct. 31/99
                                               (unaudited)      (unaudited)

Revenues                                        $ 39,155         $  1,894
Cost of goods sold                             (  12,714)       (   1,067)

Gross Profit                                      26,441              827

Selling, general &
 administrative expenses                         204,480          125,755
Depreciation/amortization                         32,902            7,014

Loss from continuing operations               (  210,941)       ( 131,942)

OTHER INCOME (EXPENSE)
 Interest income                                      10              748
 Interest expense                             (    2,533)       (   1,115)
Marketable securities
  realized loss                               (   44,544)               -
 Marketable securities
  unrealized loss                             (    2,079)               -
 Other Income                                      7,104                -

Total other income (expense)                  (   42,042)       (     367)

Loss from continuing
 operations before income taxes               (  252,983)       ( 132,309)
Income tax provision                                   0                -

Net loss from continuing operations           (  252,983)       ( 132,309)

Discontinued Operations:
 Gain from disposition of operations              59,196                -

 Net gain from discontinued operations            59,196                -

 Loss before extraordinary item               (  193,787)       ( 132,309)

 Extraordinary item
  Gain on forgiveness of accrued
  payroll, net of income tax expense of $0        49,583                -

Net income (loss)                             ($ 144,204)       ($132,309)

Basic (loss) Per Share
 From continuing operations                       ($0.01)          ($0.01)
 From discontinued operations                       0.00             0.00
 From extraordinary item                            0.00             0.00
Total basic loss per share                        ($0.01)          ($0.01)


Weighted-average common shares outstanding    18,212,857       12,435,058

                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   3 Months Ended
                                             Oct. 31/00       Oct. 31/99
                                             (unaudited)      (unaudited)
Cash flows from
operating activities:
 Net loss from continuing operations         ($ 252,983)      ($ 132,309)

Adjustments to reconcile
 net loss to net cash used in operating
  activities:
   Depreciation & amortization                   32,902            7,014
  Issuance of stock for   services rendered      34,980           10,000
 Realized loss on sale of securities             46,623                -
 Extraordinary item                              49,583                -
(Increase) decrease in:
 Prepaid expenses & other current assets         12,783           14,865
 Inventories                                          -              112
 Increase (decrease) in:
   Accounts payable                               3,209           13,100
   Deferred revenues                             12,370                -
   Accrued payroll and payroll tax               26,573           56,251

Net cash provided by (used in)
   continuing operations                     (   33,960)       (  30,967)
Net cash provided by disposition of
   discontinued operations                   (   21,639)       (      40)

 Net cash provided by (used in)
   Operating activities                      (   55,599)       (  31,007)

Cash flows from investing activities:
   Sale of marketable securities                 33,890                -
   Acquisitions of property & equipment      (    3,070)               -

Net cash provided by(used in)
 investing activities                            30,820                -

Cash flows from financing activities:
  Loans from officers                        (      339)          21,048
  Book overdraft                                                     466

Net cash provided by (used in)
  financing activities                       (      339)          21,514

Net increase (decrease)
 in cash and cash equivalents                (   25,118)       (   9,493)
Cash and cash equivalents
  beginning of period                            31,120            9,493

Cash and cash equivalents
  end of period                               $   6,002         $      -








                       E-COMMERCE WEST CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED October 31, 2000

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and/Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 2000. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.


NOTE 2 - PROPERTY AND EQUIPMENT

     As of October 31, 2000 property and equipment consisted of the following:

                                                Oct. 31,      July 31,
                                                  2000          2000__
                                              (unaudited)

Purchased software                               11,300          8,230
Furniture and equipment                         129,884        129,884

                                                141,184        138,114
Less accumulated depreciation                   112,454        108,375

     Total                                     $ 28,730       $ 29,739

NOTE 3 - SUBSEQUENT EVENTS

     After the end of this quarter but prior to this filing, the Company issued 45,455 common shares as a legal retainer valued at $5,000, 50,000 common shares for technical and Internet related support valued at $4,250 and 29,412 common shares for legal services valued at $2,500











Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Condition

     Results of Operations:

     E-Commerce West

     Since August, 1999 the Company has devoted all its resources to the research and development of its new business-to-business ("B2B") Internet application which it plans to introduce to the market through a subsidiary company in the first quarter of 2001. The Company's revenues this quarter have been generated by N2 Networking, Inc., a wholly-owned subsidiary of the Company.

     eChristmastrees.com

     With the Company's previously announced plans to exit the B2C marketplace to devote all its resources to its B2B application, the Company sold in September, 2000 its eChristmastrees.com business, including the web site, all relevant domain names, inventory, customer lists, affiliates, merchant affiliations and suppliers, to WWW Services, the Company's former web design firm. Consideration for the purchase included $16,303.45 representing a 50% discount of the fees owed to WWW Services for web site design services. WWW Services is owned by Deb Berg, the Company's former General Manager. Additional consideration included Mrs. Berg forgiving $49,583.28 in back salary owed by the Company for a period including April, 1998 through December, 1999.

      Business-to-Business ("B2B") Internet Application

     The Company extensively researched the internet marketplace for an area where it could profit from its expertise. An area in the business-to-business marketplace was discovered and since August, 1999, the Company has devoted all its resources to the development and introduction to market of its B2B Internet application. It is anticipated the new application will undergo testing and market introduction in the first quarter of 2001, although no assurances of an exact date can be give due to financing requirements combined with the complexities involved in its implementation.

     Details surrounding the B2B internet application remain secret for competitive reasons. The Company believes should news of the application become known, other larger, better financed Internet companies would be in a position to either beat the Company to market or out-market the Company, thereby restricting the Company's growth and limiting the potential return for its shareholders. The Company has assembled an experienced, skilled management team for the project and initial presentations to major NYSE and NASDAQ corporations together with smaller organizations have been well received, although each corporation has its own method and criteria in evaluating such an application.

     The Company will require funding of $3 million to bring the application to its full market potential. Management believes that such financing will be available, although there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required.






 Consolidated Corporate Information

     Selling, general and administrative expenses for the three months ended October 31, 2000 were $204,480 and consisted primarily of salaries (deferred), professional and consulting fees and travel. This is approximately 63% more than the selling, general & administrative expenses of $125,755 for the prior three months ended October 31, 1999. Funds were expensed and are expected to continue to be expensed in the ongoing development and introduction to market of the Company's planned B2B internet application.


     Liquidity and Capital Resources

     As of October 31, 2000, the Company had $6,002 in cash and cash equivalents, an increase of $6,002 over the same period last year, and a working deficit of $439,414. Since inception, the Company has financed its operations primarily through private offerings of equity securities and loans from officers.

    Net cash used in continuing operating activities was $33,690 for the quarter ended October 31, 2000.

    Net cash provided by financing activities was $339 for the quarter ended October 31, 2000. Net cash provided by financing activities consisted of loans from an officer.

    The Company expects cash flows from operations to continue to be negative over the next year. Depending on the success of the Company's efforts to develop, implement, market and manage its B2B internet application, management believes that the Company's present working capital will need to be supplemented to support the Company's operations over the next 12 months. Current cash on hand is sufficient to meet short-term ongoing operating expenses. The Company is optimistic that additional financing will be available, although no assurances can be given that any financing can be obtained on terms favorable to the Company, or at all. Additional working capital may be sought through equity private placements and/or additional notes payable to related parties (officers, directors or shareholders). The ability to raise financing will depend upon many factors, including the Company's then current common stock price, the nature and prospects of the Company's new internet application and the economic and market conditions prevailing at the time financing is sought.

      Stock Issuances

     In this quarter the Company issued the following shares of unrestricted common stock: 59,778 common shares for legal and accounting services valued at $7,771; 125,000 common shares for technical and internet related services valued at $19,015; 41,667 common shares for new business development consulting valued at $4,167; and 42,106 common shares for market research services valued at $4,000. The aforementioned issuances were from the Company's active S-8 Registration #333-37710. Further, the Company issued 25,000 common shares, which are restricted pursuant to Rule 144 of the Securities & Exchange Commission, to an N2.Networking employee as a gift for technical assistance.



     Consulting Arrangement

     The Company entered into a one year consulting agreement beginning in October, 2000 for $50,000 to be paid monthly in common stock with the Company's former General Manager specifically to assist the Company's subsidiary find clients for its B2B internet application.

     Equipment Rental, Overhead Reimbursement, Rent, Support Services

     The Company leases approximately 3,600 square feet for its corporate headquarters in Deadwood, South Dakota for $1,250 per month. As the company intends to relocate its corporate headquarters to San Diego, California, the Company occupies the space on a month-to-month basis until the move becomes effective.

	Other Matters

     During the quarter, Jon Elliott, the Company's President/CEO, sold 155,000 common shares at an average price of $0.18 on the open market with a portion of the proceeds used to support the Company's operating overhead. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission. [See:
Subsequent Events]

Subsequent Events

          Domain Names

    As a result of the Company's previously announced decision to exit the B2C marketplace to concentrate all its resources on the development and introduction to market of its B2B internet application, the Company elected not to renew most of the domain names it had registered in 1998. Some, such as eValentinesDay2000.com and eHalloween2000.com obviously carry no further value while others such as eLaborDay.com hold no interest for the Company. The Company did however, choose to renew domain names which it considers to have value such as eSuperBowl.com, eWorldSeries.com and eElectionDay.com which are available for sale.

     Stock Issuances

     After the end of this quarter but prior to this filing, the Company issued 45,455 common shares as a legal retainer valued at $5,000, 50,000 common shares for technical and Internet related support valued at $4,250 and 29,412 common shares for legal services valued at $2,500 from its active S-8 Registration #333-37710.

     S-8 Registration

     The Company filed an S-8 registration statement with the Securities & Exchange Commission enabling the Company to issue 1,500,000 common shares to employees and corporate consultants in lieu of cash. This registration allows the company to conserve its cash resources while still being able to attract the talent whose skills are necessary to continue to grow the Company. The registration was effective December 5, 2000. To date, no shares have been issued from this registration.




     Other Matters

     From the end of the quarter but prior to this filing Jon Elliott, the Company's President/CEO, sold 90,000 shares at an average price of $0.08 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.


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


Date:  December 15, 2000







11