Form 10QSB
period 2001-01-31
E COMMERCE WEST CORP
filed 2001-03-15
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                              FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                For the Quarter ended January 31, 2001

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

As of January 31, 2001 23,561,620 shares of registrant's $0.001 par value common stock were outstanding.
















                     E-COMMERCE WEST CORP.


                              INDEX

                                                              Page
                                                             Number


PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Balance Sheets (unaudited)as of January 31, 2001
              and (audited)July 31, 2000                         3

              Unaudited Statements of Operations
              3 months ended January 31, 2001 and 2000           4

              Unaudited Statements of Cash Flows
              3 months ended January 31, 2001 and 2000           5

              Notes to Financial Statements                      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        7

PART 11     OTHER INFORMATION

Item 2.     Change in Securities                                11

Item 6.     Exhibits and Reports on Form 8-K                    11




























                  E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

ASSETS                              January, 2001  July 31, 2000
                                      (unaudited)      (audited)
Current Assets
  Cash and cash equivalents           $       28     $    31,120
  Marketable securities                        -          49,806
  Note Receivable - related party              -           2,962
  Inventories                                  -           8,655
  Prepaid legal expense                   66,661          91,663
  Prepaid expenses & other assets         24,150             282

     Total current assets                 90,839         184,448

Fixed Assets
  Property and equipment, net             16,929          29,739
Excess of cost over fair value of
  net assets acquired                          -         326,664


     Total assets                     $  107,768     $   540,891


                                    January 31, 2001   July 31, 2000
LIABILITIES AND SHAREHOLDERS'         (unaudited)      (audited)
  DEFICIT

Current liabilities
  Accounts payable                    $  101,666    $    113,436
  Accrued payroll & payroll taxes        199,960         207,654
  Note payable - related parties          96,879         174,504
  Deferred revenue                             -           8,860
 Net liabilities of discontinued
   operations                                  -          73,187

    Total current liabilities            398,505         577,641

Commitments & contingencies

Shareholders' deficit
  Preferred Stock, 100,000,000
    authorized; 1,100,000 Series A
    convertible shares issued and
    outstanding                            1,100           1,100
  Common Stock, $0.001 par value,
    150,000,000 shares authorized;
    23,561,620 and 18,146,225 shares
    issued and outstanding                23,562          18,146
  Additional Paid in Capital           7,303,255       7,327,764
  Other Comprehensive loss                     -      (   33,131)
  Accumulated deficit                 (7,618,654)     (7,350,629)

    Total shareholders' deficit      (   290,737)     (   36,750)

    Total liabilities & shareholders'
     deficit                          $  107,768      $  540,891




                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                   3 Months Ended          6 Months Ended
                              Jan. 31/01   Jan. 31/00  Jan. 31/01   Jan. 31/00

Revenues                      $       -     $ 19,246   $  39,155    $   21,140
Cost of goods sold           (        -)   (   8,352) (   12,714)   (    9,419)

Gross Profit                          -       10,894      26,441        11,721

Selling, general &
 administrative expenses        183,072      131,118     387,552       256,873
Depreciation/amortization         1,772        6,827      34,674        13,841

Loss from continuing
 operations                  (  184,844)   ( 127,051) (  395,785)  (   258,993)

OTHER INCOME (EXPENSE)
 Interest income                      1        1,149          11         1,897
 Interest expense            (    2,604)   (   1,530) (    5,137)  (     2,645)
 Gain(loss)on sale of assets          -        3,661                     3,661
 Realized loss on sale of
  marketable securities     (     2,079)           -  (   46,623)            -
 Unrealized loss on sale of
  marketable securities               -            -  (    2,079)            -
 Other Income                                  5,118       7,104         5,118

Total other income (expense) (    4,682)       8,398  (   46,724)        8,031

Loss from continuing
 operations before
 income taxes                (  189,526)   ( 118,653) (  442,509)  (   250,962)

Net loss from continuing
 operations                  (  189,526)   ( 118,653) (  442,509)  (   250,962)

Discontinued Operations:
 Gain from
   disposition of operations     65,705            -     124,901             -

Extraordinary item
 Gain on forgiveness of
  Accrued payroll, net of
  Income tax expense of $0            -            -      49,583             -

Net loss                     (  123,821)   ($118,653) (  268,025)  ($  250,962)



Basic (loss) Per Share         ($0.01)      ($0.01)      ($0.01)      ($0.01)


Weighted-average common
 shares outstanding          19,595,536   14,231,856   19,650,244   12,435,058




















 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                  3 Months Ended             6 Months ended
                              Jan.31/01     Jan.31/00    Jan.31/01   Jan.31/00
Cash flows from
operating activities:
 Net loss from
 continuing operations       ($  123,821)  ($ 118,653)  ($ 376,804) ($ 250,962)

Adjustments to reconcile
 net loss from continuing
 operations to net cash used
 in operating activities
  Depreciation & amortization      1,772        6,784       34,674      13,798
  Issuance of stock for
   services rendered              81,904       14,687      116,884      24,687
  Realized loss on sale
   of securities                   2,079            -       48,702           -
  Extraordinary item                   -            -       49,583           -

(Increase) decrease in:
  Prepaid expenses & other
   current assets           (     34,100)       5,004  (    21,317)     19,869
  Accounts receivable                  -        2,072            -       2,072
  Inventories                          -          835            -         947

Increase (decrease) in:
   Accounts payable                1,589       11,510        4,798      24,610
   Deferred revenues                   -            -       12,370           -
   Accrued Payroll/
     Other liabilities            44,458       67,270       71,031     123,521

Net cash provided by (used in)
   continuing operations      (   26,119)    (  10,491)  (  60,079) (   41,458)
Net cash provided by (used in)
   discontinued operations             -         1,141   (  21,639)      1,101

Net cash used in operating
   Activities                 (   26,119)    (   9,350)  (  81,718)  (  40,357)

Cash flows from
 investing activities:
  Sale of marketable
   Securities                      2,425             -      36,315           -
  Sale of equipment                    -         6,000                   6,000
  Acquisitions of property
   and equipment                       -             -   (   3,070)          -
Net cash provided by
  (used in) investing
  activities                       2,425         6,000      33,245       6,000


Cash flows from
 financing activities:
  Loans from officers             17,720         4,704      17,381      25,751
  Book overdraft                       -     ( ____467)   _______-    _______-

Net cash provided (used in)
  financing activities            17,720         4,237      17,381      25,751


Net increase (decrease)
 in cash and cash
 equivalents                (     5,974)           887    ( 31,092) (    8,606)
Cash and cash equivalents
  beginning of period             6,002              -      31,120       9,493

Cash and cash equivalents
  end of period             $        28      $     887    $     28    $     887


Supplemental Disclosure of non-cash investing and financing activities:
1)Accrued officer's salaries exchanged for 3,194,280 shares of restricted common stock valued at $95,828
2)Disposition of subsidiary resulted in net assets over liabilities of $65,705
                         E-COMMERCE WEST CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED January 31, 2001

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and/Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 2000. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.



































Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Condition

     Results of Operations:

     E-Commerce West

     Since August, 1999 the Company has devoted all its resources to the research and development of its new business-to-business ("B2B") internet application which it plans to introduce to the market through a subsidiary company in the second quarter of 2001.

      Business-to-Business ("B2B") Internet Application

     The Company extensively researched the internet marketplace for an area where it could profit from its expertise. An area in the business-to-business marketplace was discovered and since August, 1999, the Company has devoted all its resources to the development and introduction to market of its B2B Internet application. It is anticipated the new application will undergo testing and market introduction in the second quarter of 2001, although no assurances of an exact date can be given due to financing requirements combined with the complexities involved in its implementation. The Company will require funding of approximately $7 million to bring the application to its full market potential. Management believes that such financing will be available, although due to the prevailing uncertainties in the capital marketplace there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required. Details surrounding the B2B internet application have not been made public for competitive reasons.

     In November, 2000 the Company's subsidiary signed a two-year $400,000 licensing agreement with a January, 2001 commencement date with the Company's Israeli software developer to provide customized software as a component of the B2B internet application. The Company made an initial payment of $24,150 applied to the first quarter of 2001. Subsequent payment schedules call for quarterly payments of $30,000, $40,000 and $50,000 with 2002 quarterly payments of $65,000. Terms of the agreement call for the supplier to place its complete and total Source Code(s) for the software being purchased in escrow with a trusted repository within the continental United States with instructions given to the escrow agent to release the Source Code(s) to the Company's subsidiary upon the occurrence of a catastrophic event which would prevent the supplier from ongoing fulfillment of the agreement and enable the Company's subsidiary to continue to utilize the software without interruption.

      N2 Networking Inc.

      In May, 2000 the Company announced an agreement to acquire all the issued and outstanding shares of N2 Networking Inc., a California corporation ("N2N"), whose business consists of owning and operating n2.net, a San Diego-based Internet Service Provider. Concurrent with the stock acquisition, the Company also announced the appointment of N2N's primary shareholder, David Smith, as the Company's Chief Technology Officer. However, due to fundamental managerial differences in implementing N2N resources within the Company's organizational and business objectives, the Company and Mr. Smith have mutually agreed to rescind the stock acquisition and Mr. Smith's employment agreement, including the cancellation of all options previously granted to Mr. Smith pursuant to his employment agreement. Upon completion of the rescission, both parties will be returned to their original status prior to entering into the stock purchase and employment agreements, and the Company will be relieved of any obligations which existed pursuant to such agreements. In an effort to fairly present the financial affairs of the Company as a result of the rescission, the Company has not reported any financial activity attributable to N2N for this fiscal quarter. Upon receipt of the 500,000 common shares previously issued N2.net's shareholder, the Company will retire the shares to the treasury. Management does not believe the rescission of the transaction will interfere with, impede nor delay the Company's plans to introduce its B2B application to the market. Concurrently, the Company is actively seeking an experienced, capable individual to serve as Chief Technology Officer in connection with their technology-based objectives.

 Consolidated Corporate Information

     Selling, general and administrative expenses for the three months ended January 31, 2001 were $183,072 and consisted primarily of salaries (deferred), professional and consulting fees and travel. This is approximately 10% less than the selling, general & administrative expenses of $204,480 for the prior three months ended October 31, 2000. Funds were expensed and are expected to continue to be expensed in the ongoing development and introduction to market of the Company's planned B2B internet application.


     Liquidity and Capital Resources

     As of January 31, 2001, the Company had $28. in cash and cash equivalents, a decrease of $859 over the same period last year, and a working deficit of $307,666. Since inception, the Company has financed its operations primarily through private offerings of equity securities and loans from officers. For the quarter the Company's President/CEO loaned $7,150 to the Company exclusive of general and administrative advances.

    Net cash used in continuing operating activities was $26,119 for the quarter ended January 31, 2001.

    Net cash provided by financing activities was $17,720 for the quarter ended January 31, 2001. Net cash provided by financing activities consisted of loans and cash advances for G&A from an officer.

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


      Stock Issuances

     In this quarter the Company issued the following shares of unrestricted common stock: 323,700 common shares for legal and accounting services valued at $22,430; 625,000 common shares for technical, operational and internet related services valued at $38,625; 185,185 common shares for new business development consulting valued at $12,501; 268,333 common shares for software development and licensing valued at $24,150 and 25,346 common shares for stock related services valued at $1,394. The aforementioned issuances were from the Company's active S-8 Registrations, #333-51252 and #333-37710. At a Board Meeting held on January 15, 2000 to specifically strengthen the Company's balance sheet by reducing the Company's outstanding debt to better position the Company to attract financing, Jon Elliott, the Company's President & CEO, agreed to exchange the money owed to him per his employment agreement, in the amount of $95,828.40 for restricted common shares. Mr. Elliott has not received any salary from the Company in over three years, from June 1, 1997 through the date of this filing. His salary has been accrued. On January 15, the common shares of the Company had a bid price of $0.06. Due to the fact the shares are restricted shares pursuant to Rule 144 of the Securities & Exchange Commission, and primarily due to the volatility in the price of the Company's common shares, the stock issued to Mr. Elliott was issued at a discount to the then current bid price. Therefore 3,194,280 shares representing $95,828.40 owed were issued to Mr. Elliott. At the same board meeting the Company issued 1,000,000 common shares to a consultant as a gift for his effort and dedication demonstrated in assisting the Company research, develop and launch the Company's B2B Internet application through superior operational, technical and security assistance. As the shares are restricted pursuant to Rule 144 of the Securities & Exchange Commission they were issued at the same discount to market on the same date as the shares issued to the Company's President/CEO

     Warrant Exercise Date Extension

     At a January 6, 2001 Board of Directors Meeting, the Board extended the exercise date for the Company's Class B Warrants six months to July 26, 2001 with all other terms and conditions remaining in effect.

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


     Consulting Arrangement

          The Company entered into a consulting agreement beginning in November, 2000 with an experienced individual to assist the Company's subsidiary in the operational development of its B2B internet application with compensation of $5,000 per month plus expenses to be paid monthly in common stock.

    Other Matters

     During the quarter, Jon Elliott, the Company's President/CEO, sold 187,000 common shares at an average price of $0.07 on the open market with a portion of the proceeds used to support the Company's operating overhead. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission. [See:
Subsequent Events]





Subsequent Events

     Stock Issuances

     After the end of this quarter but prior to this filing, the Company issued 300,000 common shares for technical, operational and internet related support services valued at $11,400 from its active S-8 Registration #333-51252.



     Other Matters

     From the end of the quarter but prior to this filing Jon Elliott, the Company's President/CEO, sold 85,000 shares at an average price of $0.04 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities &
Exchange Commission.














































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


Date:  March 15, 2001








12