Form 10QSB
period 2001-04-30
E COMMERCE WEST CORP
filed 2001-06-14
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                              FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                For the Quarter ended April 30, 2001

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

As of April 30, 2001 24,406,532 shares of registrant's $0.001 par value common stock were outstanding.



















                     E-COMMERCE WEST CORP.


                              INDEX

                                                              Page
                                                             Number


PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

              Balance Sheets (unaudited)as of April 30, 2001
              and (audited)July 31, 2000                         3

              Unaudited Statements of Operations
              3 months ended April 30, 2001 and 2000             4

              Unaudited Statements of Cash Flows
              3 months ended April 30, 2001 and 2000             5

              Notes to Financial Statements                      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        7

PART 11     OTHER INFORMATION

Item 2.     Change in Securities                                11

Item 6.     Exhibits and Reports on Form 8-K                    11

























                E-COMMERCE WEST CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

ASSETS                               April, 2001    July 31, 2000
                                     (unaudited)      (audited)
Current Assets
  Cash and cash equivalents           $        7     $    31,120
  Marketable securities                        -          49,806
  Note Receivable - related party              -           2,962
  Inventories                                  -           8,655
  Prepaid legal expense                   54,160          91,663
  Prepaid expenses & other assets        404,150             282

     Total current assets                458,317         184,448

Fixed Assets
  Property and equipment, net             16,207          29,739
Excess of cost over fair value of
  net assets acquired                          -         326,664


     Total assets                     $  474,524     $   540,891


                                    April 30, 2001   July 31, 2000
LIABILITIES AND SHAREHOLDERS'         (unaudited)      (audited)
  DEFICIT

Current liabilities
  Accounts payable                    $  135,126    $    113,436
  Accrued payroll & payroll taxes        262,460         207,654
  Note payable - related parties         111,908         174,504
  Deferred revenue                             -           8,860
  Current maturity of long term debt      70,000               -
 Net liabilities of discontinued
   operations                                  -          73,187

    Total current liabilities            579,494         577,641

Long term liabilities
  Note payable                           310,000               -

    Total liabilities                    889,494         577,641
Commitments & contingencies

Shareholders' deficit
  Preferred Stock, 100,000,000
    authorized; 1,100,000 Series A
    convertible shares issued and
    outstanding                            1,100           1,100
  Common Stock, $0.001 par value,
    150,000,000 shares authorized;
    23,561,620 and 18,146,225 shares
    issued and outstanding                24,407          18,146
  Additional Paid in Capital           7,342,059       7,327,764
  Other Comprehensive loss                     -      (   33,131)
  Accumulated deficit                 (7,782,536)     (7,350,629)

    Total shareholders' deficit      (   414,970)     (   36,750)

    Total liabilities & shareholders'
     deficit                          $  474,524      $  540,891


                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS



                                   3 Months Ended             9 Mo. Ended
                              Apr. 30/01   Apr. 30/00   Apr. 30/01   Apr. 30/00
                             (unaudited)  (unaudited)  (unaudited)  (unaudited)

Revenues                             -      $  3,859     $ 39,155    $  24,999
Cost of goods sold                   -     (   1,587)   (  12,714)  (   11,006)

Gross Profit                         -         2,272       26,441       13,993

Selling, general &
 administrative expenses       159,294       151,082      546,846      407,955
Depreciation/amortization          831         6,161       35,505       20,002

Loss from continuing
 operations                  ( 160,125)   (  154,971)   ( 555,910)  (  413,964)

OTHER INCOME (EXPENSE)
 Interest income                     -           733           11        2,630
 Interest expense            (   3,757)   (    2,010)   (   8,894)  (    4,655)
 Marketable securities
  realized loss                      -    (    3,078)   (  46,623)  (    3,078)
Marketable securities
  unrealized loss                    -    (   14,185)   (   2,079)  (   14,185)
 Gain on sale of assets              -            30            -        3,691
 Forgiveness of interest
   receivable                        -    (    2,480)       7,104   (    2,480)
 Other Income                        -             -            -        5,118

Total other income (expense) (   3,757)   (   20,990)   (  50,481)  (   12,959)

Loss from continuing
 operations before
 income taxes                ( 163,882)   (  175,961)   ( 606,391)  (  426,923)

Income tax provision                 0             0            0            0

Net loss from continuing
 operations                  ( 163,882)   (  175,961)   ( 606,391)  (  426,923)

Discontinued Operations:
 Gain (loss) from operations         -         1,000            -        1,000
 Gain (loss) from
   disposition of operations         -             -      124,901

Extraordinary item
 Gain on forgiveness of
  accrued payroll, net of
  income tax expense of $0           -             -       49,583            -

Net income (loss)           ($ 163,882)   ($ 174,921)   ($431,907)  ($ 425,923)

Basic (loss) Per Share
 From continuing operations     ($0.01)       ($0.01)      ($0.02)      ($0.03)
 From discontinued operations     0.00          0.00         0.00         0.00

Total basic loss per share      ($0.01)       ($0.01)      ($0.02)      ($0.03)


Weighted-average common
 shares outstanding          19,595,536    16,104,503    19,720,653   13,684,100












                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                 3 Months Ended             9 Months ended
                              Apr. 30/01  Apr. 30/00   Apr. 30/01   Apr. 30/00
                             (unaudited) (unaudited)   (unaudited) (unaudited)
Cash flows from
operating activities:
 Net loss from
 continuing operations       ($ 163,882) ($ 174,961)   ($ 540,686) ($ 425,923)

Adjustments to reconcile
 net loss to net cash used
 in operating activities
  Depreciation & amortization       831       6,160        35,505      15,674
  Issuance of stock for
   services rendered             39,649      52,420       156,533      77,107
  Gain on sale of assets              -           -             -           -
  Unrealized loss on securities       -      14,185             -      14,185
  Realized loss on sale of
    Securities                        -       3,078        48,702       3,078
  Extraordinary item                  -           -        49,583           -

(Increase) decrease in:
 Prepaid expenses & other
  current assets                 12,501     14,491     (    8,816)     34,360
 Accounts receivable                  -           -             -       2,072
 Inventories                          -         235             -       1,182

 Increase (decrease) in:
   Accounts payable              33,460  (    7,320)       38,258      51,228
   Deferred revenue                   -           -        12,370           -
   Accrued payroll and
     Payroll tax                 62,499      63,546       133,530     157,412

 Net cash provided by (used in)
   continuing operations     (   14,942) (   28,166)    (  75,021) (   69,625)
 Net cash provided by (used in)
   discontinued operations            -  (    1,000)    (  21,639)        101

 Net cash provided by (used in)
   Operating activities      (   14,942) (   29,166)    (  96,660) (   69,524)

Cash flows from
 investing activities:
   Sale of marketable
     securities                              46,062        36,315      46,062
 Sale of property and
     equipment                        -           -             -       6,000
Acquisitions of
    property & equipment       (    109)          -     (   3,179)          -

Net cash provided by
  (used in) investing
  activities                   (    109)     46,062        33,136      52,062


Cash flows from
 financing activities:
  Loans from officers            15,030      16,039        32,411      41,791
  Issuance of common stock            -      50,000             -      50,000

Net cash provided by (used in)
  financing activities           15,030      66,039        32,411      91,791

Net increase (decrease)
 in cash and cash
 equivalents                  (      21)     82,935     (  31,113)     74,329
Cash and cash equivalents
  beginning of period                28         887        31,120       9,493

Cash and cash equivalents
  end of period              $        7   $  83,822      $      7  $   83,822


Supplemental disclosure of non-cash investing and financing activities:

1. The company purchased 400,000 single-user software licenses for $404,000, financed over a two year term.



                      E-COMMERCE WEST CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED April 30, 2001

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and/Regulation S-b. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 2000. The results of operations for the nine months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.




































Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Financial Condition

     Results of Operations:

     E-Commerce West

     Since August, 1999 the Company has devoted its resources to the research and development of its new business-to-business ("B2B") internet application which it plans to introduce to the market through a subsidiary company.

      Business-to-Business ("B2B") Internet Application

    It is anticipated the new application will undergo testing and market introduction in the third quarter of 2001, although no assurances of an exact date can be given due to financing requirements combined with the complexities involved in its implementation. The Company will require funding of approximately $6 million to bring the application to its full market potential. Management believes that such financing will be available, although due to the prevailing uncertainties in the capital marketplace there can be no assurances that financing in the amount and on terms acceptable to the Company will be available within the time frame required. Details surrounding the B2B internet application have not been made public for competitive reasons.

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

      N2 Networking Inc.

     As reported in the Company's 10-QSB for the quarter ended January 31, 2001, the Company and David Smith, N2 Networking, Inc.'s sole shareholder, mutually agreed to rescind the stock acquisition agreement; Mr. Smith's employment agreement; and options previously granted to Mr. Smith. The agreement was executed on April 3, 2001 with an 8-KSB announcing terms of the rescission filed with the Securities & Exchange Commission on April 9, 2001. The 500,000 common shares previously issued in connection with the acquisition were retired into the treasury. Management does not believe the rescission of the transaction will interfere with, impede nor delay the Company's plans to introduce its B2B application to the market. Concurrently, the Company is actively seeking an experienced, capable individual to serve as Chief Technology Officer in connection with their technology-based objectives.

      Consolidated Corporate Information

     Selling, general and administrative expenses for the three months ended April 30, 2001 were $159,294 and consisted primarily of salaries (deferred), professional and consulting fees and travel. This is approximately 13% less than the selling, general & administrative expenses of $183,072 for the prior three months ended January 31, 2001. Funds were expensed and are expected to continue to be expensed in the ongoing development and introduction to market of the Company's planned B2B internet application.


     Liquidity and Capital Resources

     As of April 30, 2001, the Company had $7. in cash and cash equivalents, a decrease of $83,815 over the same period last year, and a working deficit of $121,177. Since inception, the Company has financed its operations primarily through private offerings of equity securities and loans from officers. For the quarter the Company's President/CEO loaned $9,600 to the Company exclusive of general and administrative advances.

    Net cash used in continuing operating activities was $14,942 for the quarter ended April 30, 2001.

    Net cash provided by financing activities was $15,030 for the quarter ended April 30, 2001. Net cash provided by financing activities consisted of loans and cash advances for G&A from an officer.

    The Company expects cash flows from operations to continue to be negative over the next year consequently management believes that the Company's present working capital will need to be supplemented to support the Company's operations over the next 12 months. The Company is optimistic that additional financing will be available, although no assurances can be given that any financing can be obtained on terms favorable to the Company, or at all. Historically, when required, additional working capital has been provided by the Company's President/CEO in return for notes payable. The ability to raise financing will depend upon many factors, including the Company's then current common stock price, the nature and prospects of the Company's new internet application and the economic and market conditions prevailing at the time financing is sought.


      Stock Issuances

     In this quarter the Company issued the following shares of unrestricted common stock: 35,714 common shares for legal services valued at $2,500; 809,198 common shares for technical, operational, reimbursement and internet related services valued at $37,149. The aforementioned issuances were from the Company's active S-8 Registrations, #333-51252 and #333-58080.


     S-8 Registration

     The Company filed an S-8 registration statement with the Securities & Exchange Commission enabling the Company to issue 2,500,000 common shares to employees and corporate consultants in lieu of cash. This registration allows the company to conserve its cash resources while still being able to attract the talent whose skills are necessary to continue to grow the Company. The registration was effective April 2, 2001.






Other Matters

     During the quarter, Jon Elliott, the Company's President/CEO, sold 245,000 common shares at an average price of $0.03 on the open market with a portion of the proceeds used to support the Company's operating overhead. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission. [See: Subsequent Events]


Subsequent Events

     Stock Issuances

     After the end of this quarter but prior to this filing, the Company issued 200,000 common shares for technical, operational, reimbursement and internet related support services valued at $5,500 from its active S-8 Registration #333-58080.



     Other Matters

     From the end of the quarter but prior to this filing Jon Elliott, the Company's President/CEO, sold 50,000 shares at an average price of $0.03 on the open market. All appropriate forms concerning the aforementioned transactions were filed in a timely fashion with the Securities & Exchange Commission.




































PART II     OTHER INFORMATION



Item 2.     Changes in Securities

              None.

Item 6.     Exhibits and Reports on Form 8-K


            a) Exhibits

              None

     Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the information is given in the financial statements of the Company.

            b) Reports on Form 8-K

               The 8-KSB filed April 9, 2001 is incorporated by reference.








































                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   E-COMMERCE WEST CORP.
                                   (Registrant)




                                   By: __/s/ Jon F. Elliott___________
                                       Jon F. Elliott, President
                                       and Chief Executive Officer


Date:  June 15, 2001









11