Form 10KSB
period 2003-07-31
Baymark Technologies, Inc.
filed 2004-09-17
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the Fiscal Year Ended July 31, 2003

                      Commission File No. 0-10315

                           BAYMARK TECHNOLOGIES, INC.
        (exact name of registrant as specified in its charter)
                    (formerly E-Commerce West Corp.)

               Utah                                95-4091368
    (State of Incorporation)               (I.R.S. Employee I.D.No.)

                              7609 Ralston Road
                              Arvada, CO 80002
                              303) 422-8127
           Address and telephone of principal executive offices

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                    [__] Yes                  [ X] No

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 2003 was $59,421 based upon a bid price. of $.019

6,796,004 shares of registrant's $0.001 par value common stock were outstanding and issued as of July 31, 2003.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         1
     Item 3.   Legal Proceedings                                               2
     Item 4.   Submission of Matters to a Vote of Security Holders             2


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        2
     Item 6.   Management's Discussion and Analysis or Plan of Operation       4
     Item 7.   Financial Statements                                            5
     Item 8. Changes in and Disagreements With Accountants on Accounting 5 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         6


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               7
     Item 10.  Executive Compensation                                          7
     Item 11.  Security Ownership of Certain Beneficial Owners and Management  8
     Item 12.  Certain Relationships and Related Transactions                  9
     Item 13.  Exhibits and Reports on Form 8-K                                9
     Item 14.  Principal Accountant Fees and Services                         10

SIGNATURES                                                                    11

PART I

Item 1.  Business

      The Company, a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. In July, 1998 the Company changed its name to E-Commerce West Corp. from Royal Casino Group reflecting a shift in its primary business focus from gaming to e-Commerce.

     The Company changed its name to IBNG in 2001 and then changed its name to Baymark Technologies, Inc. in 2002, concurrent with a 1 for 6 reverse split of its common stock.

The Company has no revenues or business operations.

     The Company stock trades on the Pink Sheets under the symbol "BYMT". The Company maintains its principal office at 7609 Ralston Road, Arvada, CO 80002. The Company's mailing address is 7609 Ralston Road, Arvada, CO 80002, it's telephone and fax numbers are (303) 422.8127.

      Narrative Description of Business

     The Company has no subsidiaries

     Since  1999 all of the companies business efforts have failed.

      Employees

      The Company currently employs no employees.

Item 2. Description of Properties.

     The Company does not own or lease any real property. There is no formal offices of the Company. Mail is received at 7609 Ralston Road, Arvada, CO 80002.

Item 3. Legal Proceedings.

No law suits are pending, threatened, or contemplated, nor are there unsatisfied judgments outstanding which have not been provided for in to which the Company or any of its officers or directors, in such capacity, are or may be a party.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the prior Company's fiscal year.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Market Information. The Companys common stock is traded on the Pink Sheets under the symbol "BYMT".

      The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

     Year Ended
      July 31,
       2003                            High             Low
       ----                            ----             ---

       Fourth Quarter. . . . .        $.025           $.02
       Third  Quarter. . . . .        $.03            $.02
       Second Quarter. . . . .        $.06            $.02
       First  Quarter. . . . .        $.08            $.055

     Year Ended
      July 31,
       2002
       ----
       Fourth Quarter. . . . .        $.26            $.07
       Third  Quarter. . . . .        $.16            $.01
       Second Quarter. . . . .        $.13            $.06
       First  Quarter. . . . .        $.24            $.06

(b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 2003 was 2,650 (approximately).

(c) The Company has not paid a cash dividend on its Common Stock and does not anticipate that it will do so in the foreseeable future.

There currently is a limited public market for the Company's common stock in the pink sheets, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until the Company's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as the Company's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in the Company shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company has never paid dividends on its common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations for fiscal year ended July 31, 2003 compared to fiscal year ended July 31, 2002.

The company had no revenues for fiscal year ended July 31, 2003 (fiscal 2002) compared to same period ended July 31, 2002 (fiscal 2001). The company incurred operating expenses of $32,165 in fiscal 2002 and $300,107 in fiscal 2001. The substantial decrease in expenses in fiscal 2002 was due to no operations compared to winding down of operations in fiscal 2001.

        In fiscal 2002 the Company booked a loss of ($36,209)on discontinued operations, and in fiscal 2001 the Company took charges of ($3,500) for discontinued operations and ($15,328) for interest expense.

     The net loss was ($68,374) for fiscal 2002 and ($318,935) for fiscal 2001. The net loss per share was ($.01) in fiscal 2002 and ($.05) in fiscal 2001.

Liquidity and Capital Resources

     During the fiscal year, the company had no revenue, and it had no cash or significant operations. The company's only capital resources are its depreciated assets which are illiquid, and its common stock which might be sold to raise capital.

Changes in Financial Condition

The Company has cash position, and significant debt. The Company's total debt increased by $60,000 approximately during the year as a result of expense accruals. The Company's total liabilities are approximately $460,230 at year end.


NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business.

The Company will need to raise additional funds to expand its business activities in the future.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $460,000 all of which is current, no cash, minimal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $100,000.


Item 7. Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Singer Lewak Greenbaum & Goldstein LLP, formerly auditors for the Company, resigned as auditors in 2004, at the request of the Board. Michael Johnson & Co., LLC were engaged as auditors for Company on August 2, 2004.

               The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

               In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

               The audit report by Singer Lewak Greenbaum & Goldstein LLP, for periods up to July 31, 2000, the year of last report audited, was issued containing an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. No report of Singer Lewak Greenbaum & Goldstein LLP contained an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 8a. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                             Age               Positions held with Company

Jon F. Elliott                   58                Director, President and
                                                   CEO

Background information about each director and executive officer is as follows:


No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year.

There are no family relationships among the members of the Board of Directors and Management.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended July 31, 2003, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

                            Fiscal       Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                    Ended      ($)            ($)          Compensation          Stock            Underlying
                            July 31                                       ($)               Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------

Jon F. Elliott              2003       $0             0            0                     0                0
President/ CEO              2002       $0             0            0                     0                0
& Director                  2001       $100,000*      0            0                     0                0

All Officers &              2003       $0             0            0                     0                0
Directors as a group (2)    2002       $0             0            0                     0                0
                            2001       $100,000*      0            0                     0                0


(1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.

*Accured - not paid.

Audit Committee
---------------
     The company does not have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------
     The company has not adopted a Code of Ethics for the Board and the salaried employees.

 Committees and Procedures
--------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because all directors participate in the consideration of director nominees and the board is so small.

     (3) Each of the members of the Board which acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders;

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations; should provide a completed Directors Questionnaire to the company

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2003, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

   COMMON STOCK

Name of                            Number
Beneficial Owner                 of Shares       % of Total Outstanding

 Jon F. Elliott(1)
 P.O. Box 623
 Deadwood, SD                     3,668,567             54.%

 CEO/President and Director
- -------------------------------------------------------------------------
All Officers & Directors
as a Group                        3,668,567             54.%

(1) Includes 737,779 shares owned by Mary K. Elliott individually and 684,392 shares owned by Jon Elliott individually

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

         (1) Financial Statements.

         Independent Auditors' report
         Balance Sheets
         Statement of Operations
         Statement of Shareholder Deficit
         Statements of Cash Flows for the years ended July 31, 2003 and 2002.

         Notes to Financial Statements at July 31, 2003 and 2002.

(b)  Reports on Form 8-K:
     --------------------

The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report: (c) Exhibits:

(1) The Registrant's Articles of Incorporation and Bylaws are incorporated herein by reference to SEC file No. 2-69024, filed
September 2, 1980.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

Item 14. Principal Accountant Fees and Services

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. In 2004 MJC charged the Company $10,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal years ended July 31, 2001, 2002 and 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods from October 31, 2001 to April 30, 2004. In 2004, Singer Lewak Greenbaum & Goldstein LLP, prior auditors were paid $27,000 for accrued fees from 2000-2001 for audit services.

     There were no audit related fees in 2001 to 2004. There were no tax fees or other fees in 2001 to 2004 paid to Auditors or Auditors affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2001.

     All audit work was performed by the auditors' full time employees.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 17, 2004

BAYMARK TECHNOLOGIES, INC.

/s/Jon F. Elliott
----------------------
Jon F. Elliott,  President and Chief
Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2004

/s/Jon F. Elliott
-----------------------
Jon F. Elliott, Director

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                                  JULY 31, 2003

                              MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Baymark Technologies, Inc.
San Diego, CA


We have audited the accompanying consolidated balance sheets of Baymark Technologies, Inc., as of July 31, 2002 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baymark Technologies, Inc., as of July 31, 2002 and 2003, and the results of their operations and their cash flows for the years ended July 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $8,279,302 from operations through July 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
August 20, 2004


/s/Michael Johnson & Co., LLC



                           BAYMARK TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                    July 31,


                                                                                           2003               2002
                                                                                           ----------------   ---------------

ASSETS;
Current Assets:
    Cash                                                                                              $ -               $ 4
                                                                                           ----------------   ---------------

        Total Current Assets                                                                            -                 4
                                                                                           ----------------   ---------------

Fixed Assets:
     Property & Equipment                                                                          33,950            33,950
     Less Accumulated Depreciation                                                                (33,950)          (28,410)
                                                                                           ----------------   ---------------

          Total Fixed Assets                                                                            -             5,540
                                                                                           ----------------   ---------------

Other Assets:
     Prepaid Expenses                                                                                 178               178
                                                                                           ----------------   ---------------

        Total Other Assets                                                                            178               178
                                                                                           ----------------   ---------------

TOTAL ASSETS                                                                                        $ 178           $ 5,722
                                                                                           ================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                            $ 148,944          $103,024
    Accruals                                                                                      141,573           126,063
    Note Payable - Related Party                                                                  168,648           170,000
    Discontinued Operations Liability                                                                 148               251
                                                                                           ----------------   ---------------

        Total Current Liabilities                                                                  459,313           399,338
                                                                                           ----------------   ---------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                 1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2002 and 2001
       Series B Convertible preferred stock 100,000 shares                                            100               100
       issued and outstanding 2002 and 2001
    Common stock, $.001 par value, 150,000,000 shares authorized                                    6,796             6,596
        6,796,004 shares issued and outstanding in 2003 and
        6,596,004 issued and outstanding in 2002.
    Additional Paid-In Capital                                                                  7,812,271         7,807,471
    Accumulated deficit                                                                        (8,279,302)       (8,208,783)
                                                                                           ----------------   ---------------

        Total Stockholders' Equity                                                               (459,135)         (393,616)
                                                                                           ----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                            $ 178           $ 5,722
                                                                                           ================   ===============

The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOGIES INC.
                      Consolidated Statement of Operations
                          For the Year Ended July 31,



                                                                      2003                  2002
                                                                 ----------------      ----------------

Revenue:
    Sales                                                                    $ -                   $ -
                                                                 ----------------      ----------------

Total Income                                                                   -                     -
                                                                 ----------------      ----------------
Operating Expenses:
     Administrative Expenses                                             32,165               300,107
                                                                 ----------------      ----------------

Total Expenses                                                            32,165               300,107
                                                                 ----------------      ----------------

Net Loss From Operations                                                 (32,165)             (300,107)
                                                                 ----------------      ----------------

Other Income/Expenses
     Interest Income                                                           -                     -
     Loss on Investments                                                       -                     -
     Gain/Loss on Discontinued Operations                                (36,209)               (3,500)
     Interest Expense                                                          -               (15,328)
                                                                 ----------------      ----------------

Net Other Income/Expense                                                 (36,209)              (18,828)
                                                                 ----------------      ----------------

Net Gain/Loss                                                            (68,374)             (318,935)
                                                                 ================      ================

Per Share Information:

     Weighted average number
     of common shares outstanding                                      6,796,004             6,596,004
                                                                 ----------------      ----------------

Net Loss per common share                                                $ (0.01)              $ (0.05)
                                                                 ================      ================


The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOGIES, INC.
                  Consolidated Stockholders' Equity (Deficit)
                                 July 31, 2003



                                      PREFERRED STOCK                                COMMON STOCKS        Additional
                                   SERIES A                  SERIES B                                           Paid-In
                                   --------                  --------
                                 # of Shares     Amount     # of Shares    Amount     # of Shares    Amount     Capital
                                 -----------     ------     -----------    ------     -----------    ------     --------

Balance - July 31, 1998           1,000,000     $ 1,000       100,000       $ 100      1,440,350    $ 1,440    $ 5,864,959

Issuance of stock for cash                -           -             -           -        116,667        117         92,383
Issuance of stock for services            -           -             -           -         80,053         80        184,008
Issuance of stock for services            -           -             -           -        438,889        439        336,166
Cancellation of stock                     -           -             -           -           (512)        (1)           (50)
Net Loss for Year                                                                              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 1999           1,000,000       1,000       100,000         100      2,075,447      2,075      6,477,466
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for cash                -           -             -           -         31,133         31        136,469
Issuance of stock for services            -           -             -           -         68,467         69        152,889
Issuance of stock for services            -           -             -           -        757,353        757        241,071
Issuance of stock for acquisition         -           -             -           -         83,333         83        249,917
Issuance of stock for cash                -           -             -           -         16,667         17         49,983
Stock Option issuance                     -           -             -           -              -          -         36,000
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance -  July 31, 2000          1,000,000       1,000       100,000         100      3,032,400      3,032      7,343,795
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -      1,363,167      1,363         48,544
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2001           1,000,000       1,000       100,000         100      4,395,567      4,395      7,392,339
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -        731,151        731        215,852
Issuance of stock for cash                -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -         70,000         70          6,930
Issuance of stock for services            -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -      1,085,000      1,085        161,665
Issuance of stock for services            -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -         14,286         15            985
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2002           1,000,000       1,000       100,000         100      6,596,004      6,596      7,807,471
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -        200,000        200          4,800
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2003           1,000,000       1,000       100,000         100      6,796,004      6,796      7,812,271
                                  =========      ======       =======       =====      =========    =======    ===========

                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended April 30, 2004 (Continued)


                                                                      Total
                                                    Accumulated    Stockholders'
                                                      Deficit         Equity
                                                      -------         ------

Balance - July 31, 1998                             $ (6,091,217)    $ (223,718)

Issuance of stock for cash                                     -         92,500
Issuance of stock for services                                 -        184,088
Issuance of stock for services                                 -        336,605
Cancellation of stock                                          -            (51)
Net Loss for Year                                       (594,159)      (594,159)
                                                     ------------      ---------
Balance - July 31, 1999                               (6,685,376)      (204,735)
                                                     ------------      ---------
Issuance of stock for cash                                     -        136,500
Issuance of stock for services                                 -        152,958
Issuance of stock for services                                 -        241,828
Issuance of stock for acquisition                              -        250,000
Issuance of stock for cash                                     -         50,000
Stock Option issuance                                          -         36,000
Net Loss for Year                                       (698,384)      (698,384)
                                                     ------------      ---------
Balance - July 31, 2000                               (7,383,760)       (35,833)
                                                     ------------      ---------
Issuance of stock for services                                 -         49,907
Net Loss for year                                       (506,088)      (506,088)
                                                     ------------      ---------
Balance - July, 2001                                  (7,889,848)      (492,014)
                                                     ------------      ---------
Issuance of stock for services                                 -        216,583
Issuance of stock for cash                                     -         10,000
Issuance of stock for services                                 -          7,000
Issuance of stock for services                                 -         10,000
Issuance of stock for services                                 -        162,750
Issuance of stock for services                                 -         10,000
Issuance of stock for services                                 -          1,000
Net Loss for Year                                       (318,935)      (318,935)
                                                     ------------     ----------
Balance - July 31, 2002                               (8,208,783)      (393,616)
                                                     ------------     ----------
Issuance of stock for services                                 -          5,000

Net Loss for Year                                        (70,519)       (70,519)
                                                     ------------     ----------
Balance - July 31, 2003                               (8,279,302)      (459,135)
                                                     ============     ==========


The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOGIES, INC.
                      Consolidated Statement of Cash Flow
                          For the Year Ended July 31,

                                Indirect Method


                                                                                                  2003                   2002
                                                                                              --------------        ----------------

Cash Flows from Operating Activities:

     Net (Loss)                                                                                 $ (68,374)            $ (318,935)
     Issuance of stock for services                                                                 5,000                407,333
     Depreciation                                                                                   3,395                  3,359
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                       -                 65,631
     Increase in Discontinued Operations                                                             (103)                     4
     (Decrease) Increase in accounts payable and accrued expenses                                  61,430               (169,775)
                                                                                              --------------        ----------------

Net Cash Used by Operating Activities                                                               1,348                (12,383)
                                                                                              --------------        ----------------

Cash flows from Investing Activities:
     Sale of Property                                                                                    -                 3,652
                                                                                              --------------        ----------------

Net Cash used for Investing Activities                                                                   -                 3,652
                                                                                              --------------        ----------------

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                         -               10,000
     (Decrease) Loans from officers                                                                  (1,352)              (1,453)
                                                                                              --------------        ----------------

Net Cash Provided by Financing Activities                                                            (1,352)               8,547
                                                                                              --------------        ----------------

Net Increase in Cash & Cash Equivalents                                                                  (4)                (184)

Beginning Cash & Cash Equivalents                                                                         4                  188
                                                                                              --------------        ----------------

Ending Cash & Cash Equivalents                                                                          $ -                  $ 4
                                                                                              ==============        ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                         $ 2,422             $ 15,328
                                                                                              ==============        ================
     Cash paid for Income Taxes                                                                         $ -                  $ -
                                                                                              ==============        ================

NON-CASH TRANSACTIONS
     Common stock issued for services                                                               $ 5,000            $ 407,333
                                                                                              ==============        ================

The accompanying notes are an integral part of these financial statements.

                          BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company (formerly E-Commerce West Corp.), a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. The consolidated financial statements include the accounts of Baymark Technologies, Inc., Westerngold.com Corp, Atlantic Pacific Corp. (Goldiggers), Royal Casino Group, Inc. and ISP Gold, Inc. All of the subsidiaries have been discontinued except for ISP Gold, Inc. in the year ending July 2001. The primary purpose of the Company is the developing and bringing, to market its business-to-business internet application. The Company's fiscal year end is July 31.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Property and Equipment

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance, repairs and minor renews are charged to operations as incurred.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2003


Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards          $ 8,279,302
         Valuation allowance                        (8,279,302)
                                                  -------------
         Net deferred tax assets                   $         0
                                                  =============

At July 31, 2003, the Company had net operating loss carryforwards of approximately $8,279,302 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $460,230.

The Company has not earned any revenue from operations in 2003. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.0001 par value and 100,000,000 shares of preferred stock at $.001 par value. In January of 2002 the Company authorized a 1:6 reverse split for the common stock. The Company issued 200,000 shares of common stock in 2003 for services. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give the effects of the reverse stock split.

Note 5 - Segment Information

Baymark Technologies, Inc. operates primarily in a single operating segment, business-to business internet applications.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2003


Note 6 - Note Payable - Related Party:

         Note payable to Jon Elliott for payment of company
         expenses, non-interest bearing due upon demand                $168,648

In the year 2003 Jon Elliott, president of the Company, paid Company expenses and advanced the Company the funds. The note holder is considered to be a related party.

Note 7 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

In January 2003, the FAS issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 46 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 46, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS No. 146 did not materially effect the financial statements.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.