Form 10QSB
period 2004-04-30
Baymark Technologies, Inc.
filed 2004-09-17
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended April 30, 2004


                           Commission File Number: 0-10315


                            BAYMARK TECHNOLOGIES, INC
        (Exact name of small business issuer as specified in its charter)

                 Utah                                          95-4091368
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

7609 Ralston Road, Arvada, Colorado                         80002
--------------------------------                            --------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (303)-422-8127

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at April 30, 2004, was 6,796,004 shares.

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                       FOR THE NINE-MONTHS APRIL 30, 2004
                                   (UNAUDITED)

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







          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Baymark Technologies, Inc.
San Diego, CA


We have reviewed the accompanying consolidated balance sheet of Baymark Technologies, Inc., and its subsidiaries as of April 30, 2004, and the three and nine-months consolidated statements of operations for April 30, 2004, and cash flows for the nine-months ended April 30, 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended April 30, 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America and standards of the PCAOB, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $8,279,302 from operations through April 30, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated August 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Michael Johnson & Co., LLC
 September 14, 2004
/s/Michael Johnson & Co., LLC


                              BAYMARK TECHNOLOGIES
                           Consolidated Balance Sheet
                                    July 31

                                                                                              April 30,          July 31,
                                                                                                2004               2003
                                                                                           ----------------   ---------------

ASSETS;
Current Assets:
    Cash                                                                                               $ -               $ -
                                                                                           ----------------   ---------------

        Total Current Assets                                                                               -                  -
                                                                                           ----------------   ---------------

Fixed Assets:
     Property & Equipment                                                                          33,950            33,950
     Less Accumulated Depreciation                                                               (33,950)          (33,950)
                                                                                           ----------------   ---------------

          Total Fixed Assets                                                                               -                  -
                                                                                           ----------------   ---------------

Other Assets:
     Prepaid Expenses                                                                                  178               178
                                                                                           ----------------   ---------------

        Total Other Assets                                                                             178               178
                                                                                           ----------------   ---------------

TOTAL ASSETS                                                                                    $ 178              $ 178
                                                                                           ================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                             $ 148,944          $148,944
    Accruals                                                                                       141,573           141,573
    Note Payable - Related Party                                                                   168,648           168,648
    Discontinued Operations Liability                                                                  148               148
                                                                                           ----------------   ---------------

        Total Current Liabilties                                                                   459,313           459,313
                                                                                           ----------------   ---------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                  1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2002 and 2001
       Series B Convertible preferred stock 100,000 shares                                             100               100
       issued and outstanding 2002 and 2001
    Common stock, $.001 par value, 150,000,000 shares authorized                                    6,796              6,796
        6,796,004 shares issued and outstanding in 2003 and
        6,596,004 issued and outstanding in 2002.
    Additional Paid-In Capital                                                                 7,812,271         7,812,271
    Accumulated deficit                                                                       (8,279,302)       (8,279,302)
                                                                                           ----------------   ---------------
        Total Stockholders' Equity                                                              (459,135)         (459,135)
                                                                                           ----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                        $ 178              $ 178
                                                                                           ================   ===============

The accompanying notes are an integra part of these financial statements


                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Operations


                                                             Three-Months Ended                   Nine-Months Ended
                                                                April 30,                            April 30,
                                                           2004              2003               2004              2003
                                                           ----              ----               ----              ----

Revenue:
    Sales                                                   $ -               $ -                $ -               $ -
                                                          ---------         ---------          ----------        --------
Total Income                                                  -                 -                  -                 -
                                                          ---------         ---------          ----------        --------
Operating Expenses:
     Administrative Expenses                                  -                 -                  -                 -
                                                          ---------         ---------          ----------        ---------
Total Expenses                                                -                 -                  -                 -
                                                          ---------         ---------          ----------        ---------
Net Loss From Operations                                      -                 -                  -                 -
                                                          ---------         ---------          ----------        ---------
Net Gain/Loss                                               $ -               $ -                $ -               $ -
                                                          =========         =========          ==========        =========
Per Share Information:

     Weighted average number
     of common shares outstanding                         6,796,004         6,596,004          6,796,004         6,596,004
                                                          ---------         ---------          ----------        ---------
Net Loss per common share                                   (*)               (*)                (*)               (*)
                                                          =========         =========          ==========        =========
* Less than $.01

See Accountants Review Report



                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended April 30, 2004



                                           PREFERRED STOCK                                COMMON STOCKS        Additional
                                   SERIES A                  SERIES B                                           Paid-In
                                   --------                  --------
                                 # of Shares     Amount     # of Shares    Amount     # of Shares    Amount     Capital
                                 -----------     ------     -----------    ------     -----------    ------     --------

Balance - July 31, 1998           1,000,000     $ 1,000       100,000       $ 100      1,440,350    $ 1,440    $ 5,864,959

Issuance of stock for cash                -           -             -           -        116,667        117         92,383
Issuance of stock for services            -           -             -           -         80,053         80        184,008
Issuance of stock for services            -           -             -           -        438,889        439        336,166
Cancellation of stock                     -           -             -           -           (512)        (1)           (50)
Net Loss for Year                                                                              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 1999           1,000,000       1,000       100,000         100      2,075,447      2,075      6,477,466
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for cash                -           -             -           -         31,133         31        136,469
Issuance of stock for services            -           -             -           -         68,467         69        152,889
Issuance of stock for services            -           -             -           -        757,353        757        241,071
Issuance of stock for acquisition         -           -             -           -         83,333         83        249,917
Issuance of stock for cash                -           -             -           -         16,667         17         49,983
Stock Option issuance                     -           -             -           -              -          -         36,000
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance -  July 31, 2000          1,000,000       1,000       100,000         100      3,032,400      3,032      7,343,795
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -      1,363,167      1,363         48,544
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2001           1,000,000       1,000       100,000         100      4,395,567      4,395      7,392,339
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -        731,151        731        215,852
Issuance of stock for cash                -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -         70,000         70          6,930
Issuance of stock for services            -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -      1,085,000      1,085        161,665
Issuance of stock for services            -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -         14,286         15            985
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2002           1,000,000       1,000       100,000         100      6,596,004      6,596      7,807,471
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -        200,000        200          4,800
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2003           1,000,000       1,000       100,000         100      6,796,004      6,796      7,812,271
                                  ---------      ------       -------       -----      ---------    -------    -----------
Net Loss for Period                       -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - April 30, 2004          1,000,000      $1,000       100,000       $ 100      6,796,004    $ 6,796    $ 7,812,271
                                  ---------      ------       -------       -----      ---------    -------    -----------

                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended April 30, 2004 (Continued)


                                                                      Total
                                                    Accumulated    Stockholders'
                                                      Deficit         Equity
                                                      -------         ------

Balance - July 31, 1998                             $ (6,091,217)    $ (223,718)

Issuance of stock for cash                                     -         92,500
Issuance of stock for services                                 -        184,088
Issuance of stock for services                                 -        336,605
Cancellation of stock                                          -            (51)
Net Loss for Year                                       (594,159)      (594,159)
                                                     ------------      ---------
Balance - July 31, 1999                               (6,685,376)      (204,735)
                                                     ------------      ---------
Issuance of stock for cash                                     -        136,500
Issuance of stock for services                                 -        152,958
Issuance of stock for services                                 -        241,828
Issuance of stock for acquisition                              -        250,000
Issuance of stock for cash                                     -         50,000
Stock Option isuance                                           -         36,000
Net Loss for Year                                       (698,384)      (698,384)
                                                     ------------      ---------
Balance - July 31, 2000                               (7,383,760)       (35,833)
                                                     ------------      ---------
Issuance of stock for services                                 -         49,907
Net Loss for year                                       (506,088)      (506,088)
                                                     ------------      ---------
Balance - July, 2001                                  (7,889,848)      (492,014)
                                                     ------------      ---------
Issuance of stock for services                                 -        216,583
Issuance of stock for cash                                     -         10,000
Issuance of stock for services                                 -          7,000
Issuance of stock for services                                 -         10,000
Issuance of stock for services                                 -        162,750
Issuance of stock for services                                 -         10,000
Issuance of stock for services                                 -          1,000
Net Loss for Year                                       (318,935)      (318,935)
                                                     ------------     ----------
Balance - July 31, 2002                               (8,208,783)      (393,616)
                                                     ------------     ----------
Issuance of stock for services                                 -          5,000

Net Loss for Year                                        (70,519)       (70,519)
                                                     ------------     ----------
Balance - July 31, 2003                               (8,279,302)      (459,135)
                                                     ------------     ----------
Net Loss for Period                                            -             -
                                                     ------------     ----------
Balance - April 30, 2004                            $ (8,279,302)    $ (459,135)
                                                     ============     ==========

See Accountant's Review Report





                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Cash Flow

                                Indirect Method

                                                                                                              Nine-Months Ended
                                                                                                                  April 30,
                                                                                                            2004               2003
                                                                                                            ----               ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                                  $ -      $ (70,519)
     Issuance of stock for services                                                                                -          5,000
     Depreciation                                                                                                  -          5,540
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                                  -              -
     Increase in Discontinued Operations                                                                           -           (103)
     (Decrease) Increase in accounts payable and accrued expenses                                                  -         61,430
                                                                                                                 -----      --------
Net Cash Used by Operating Activities                                                                              -          1,348
                                                                                                                 -----      --------
Cash flows from Investing Activities:
     Sale of Property                                                                                              -              -
                                                                                                                 -----      --------
Net Cash used for Investing Activities                                                                             -              -
                                                                                                                 -----      --------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                                  -              -
     Payments to Loans from officers                                                                               -         (1,352)
                                                                                                                 -----      --------
Net Cash Provided by Financing Activities                                                                          -         (1,352)
                                                                                                                 -----      --------
Net Increase in Cash & Cash Equivalents                                                                            -             (4)

Beginning Cash & Cash Equivalents                                                                                  -              4
                                                                                                                 -----      --------
Ending Cash & Cash Equivalents                                                                                   $ -            $ -
                                                                                                                 =====      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                                      $ -        $ 2,422
                                                                                                                 =====      ========
     Cash paid for Income Taxes                                                                                  $ -            $ -
                                                                                                                 =====      ========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                                            $ -        $ 5,000
                                                                                                                 =====      ========

See Accountants Review Report

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                 April 30, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Baymark Technologies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2004 and the results of operations for the three and nine-months ended April 30, 2004 and 2003, and cash flows for the nine-months ended April 30, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended July 31, 2003.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements


     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Baymark Technologies, Inc., ("Baymark Technologies, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Baymark Technologies, Inc. actual results to be materially different from any future results expressed or implied by Baymark Technologies, Inc. in those statements. Important facts that could prevent Baymark Technologies, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e)      failure to achieve any business.

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for fiscal year ended July 31, 2003 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended April 30, 2004 Compared to the Same Period in 2003.

During the quarters ended April 30, 2004, and 2003, no revenues were generated. The Company had no other operating income during the quarter.

The company had no operating expenses in the quarter in 2004 and 2003. The company incurred no administrative expenses in 2004 and 2003, in the quarter. The net/profit or loss was none in the quarter in 2004 or in the quarter in 2003. The profit/loss per share was none in the quarter in 2004 and 2003.

Results of Operations for the Nine Months Ended April 30, 2004 Compared to Same Period in 2003.

The company had no revenues in the period ended April 30, 2004 or in the same period in 2003. The Company was dormant.

The company had no operating expense in the nine month period in 2004 or in 2003. There were no administrative expense incurred in the nine month period ended April 30, 2004 and 2003. The net profit/loss for the period was none in 2004 or 2003. The profit per share was none in the period in 2004 and 2003.

Changes in Financial Condition

Year to date the Company has no cash position at quarter end. The Company's total liabilities are approximately $459,313 all of which is current. The company expects the trend of losses to continue at about the same rate as year to date.

Liquidity and Capital Resources

Year to date, the company had no revenue, and no cash position, which is insufficient for any operations. The company had illiquid assets of nominal value at period end.

The company's only capital resources are its assets which may be illiquid and its common stock which might be sold to raise capital.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business

The Company will need to raise additional funds to commence any business activities in the next twelve months.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $459,313, all of which is current, no cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $250,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report April 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        NONE

ITEM  2. CHANGES IN SECURITIES

        NONE

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

        NONE

ITEM  5.  OTHER INFORMATION

        NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     32    906 Sarbanes-Oxley Certification
                31    302 Sarbanes-Oxley Certification

        (b)     Reports on Form 8-K.

                NONE

  SIGNATURES

In accordance with section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Jon Elliott                             September 16, 2004
- --------------------------------------------------------
Jon Elliott  .   President, Chief Executive Officer
                 and Chief Financial Officer