Form 10QSB
period 2003-10-31
Baymark Technologies, Inc.
filed 2004-09-21
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 2003


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at October 31, 2003, was 6,796,004 shares.

                            BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                      FOR THE THREE-MONTHS OCTOBER 31, 2003
                                   (UNAUDITED)

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


We have reviewed the accompanying consolidated balance sheet of Baymark Technologies, Inc., and its subsidiaries as of October 31, 2003, and the three-months consolidated statements of operations for October 31, 2003 and 2002, and cash flows for the three-months ended October 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $8,279,302 from operations through October 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated August 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Michael Johnson & Co., LLC
 September 20, 2004

/s/Michael Johnson & Co. LLC


                              BAYMARK TECHNOLOGIES
                           Consolidated Balance Sheet


                                                                                             October 31,         July 31,
                                                                                                2003               2003
                                                                                           ----------------   ---------------

ASSETS;
Current Assets:
    Cash                                                                                              $ -               $ -
                                                                                           ----------------   ---------------

        Total Current Assets                                                                            -                 -
                                                                                           ----------------   ---------------

Fixed Assets:
     Property & Equipment                                                                          33,950            33,950
     Less Accumulated Depreciation                                                                (33,950)          (33,950)
                                                                                           ----------------   ---------------

          Total Fixed Assets                                                                            -                 -
                                                                                           ----------------   ---------------

Other Assets:
     Prepaid Expenses                                                                                 178               178
                                                                                           ----------------   ---------------

        Total Other Assets                                                                            178               178
                                                                                           ----------------   ---------------

TOTAL ASSETS                                                                                        $ 178             $ 178
                                                                                           ================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                            $ 148,944          $148,944
    Accruals                                                                                      141,573           141,573
    Note Payable - Related Party                                                                  168,648           168,648
    Discontinued Operations Liability                                                                 148               148
                                                                                           ----------------   ---------------

        Total Current Liabilities                                                                  459,313           459,313
                                                                                           ----------------   ---------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                 1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2002 and 2001
       Series B Convertible preferred stock 100,000 shares                                            100               100
       issued and outstanding 2002 and 2001
    Common stock, $.001 par value, 150,000,000 shares authorized                                    6,796             6,796
        6,796,004 shares issued and outstanding in 2003 and 2004
    Additional Paid-In Capital                                                                  7,812,271         7,812,271
    Accumulated deficit                                                                        (8,279,302)       (8,279,302)
                                                                                           ----------------   ---------------

        Total Stockholders' Equity                                                               (459,135)         (459,135)
                                                                                           ----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                            $ 178             $ 178
                                                                                           ================   ===============

See Accountants' Review Report

                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Operations




                                                             Three-Months Ended
                                                                  October 31,
                                                           2003              2002
                                                           ----              ----

Revenue:
    Sales                                                   $ -              $ -
                                                          ---------         ---------
Total Income                                                  -                -
                                                          ---------         ---------
Operating Expenses:
     Administrative Expenses                                  -                -
                                                          ---------         ---------
Total Expenses                                                -                -
                                                          ---------         ---------
Net Loss From Operations                                      -                -
                                                          ---------         ---------
Net Gain/Loss                                               $ -               $-
                                                          =========         =========
Per Share Information:

     Weighted average number
     of common shares outstanding                         6,796,004         6,596,004
                                                          ---------         ---------
Net Loss per common share                                   (*)               (*)
                                                          =========         ==========
* Less than $.01

See Accountant's Review Report



                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended October 31, 2003


                                           PREFERRED STOCK                                COMMON STOCKS        Additional
                                   SERIES A                  SERIES B                                           Paid-In
                                   --------                  --------
                                 # of Shares     Amount     # of Shares    Amount     # of Shares    Amount     Capital
                                 -----------     ------     -----------    ------     -----------    ------     --------

Balance - July 31, 1998           1,000,000     $ 1,000       100,000       $ 100      1,440,350    $ 1,440    $ 5,864,959

Issuance of stock for cash                -           -             -           -        116,667        117         92,383
Issuance of stock for services            -           -             -           -         80,053         80        184,008
Issuance of stock for services            -           -             -           -        438,889        439        336,166
Cancellation of stock                     -           -             -           -           (512)        (1)           (50)
Net Loss for Year                                                                              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 1999           1,000,000       1,000       100,000         100      2,075,447      2,075      6,477,466
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for cash                -           -             -           -         31,133         31        136,469
Issuance of stock for services            -           -             -           -         68,467         69        152,889
Issuance of stock for services            -           -             -           -        757,353        757        241,071
Issuance of stock for acquisition         -           -             -           -         83,333         83        249,917
Issuance of stock for cash                -           -             -           -         16,667         17         49,983
Stock Option issuance                     -           -             -           -              -          -         36,000
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance -  July 31, 2000          1,000,000       1,000       100,000         100      3,032,400      3,032      7,343,795
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -      1,363,167      1,363         48,544
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2001           1,000,000       1,000       100,000         100      4,395,567      4,395      7,392,339
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -        731,151        731        215,852
Issuance of stock for cash                -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -         70,000         70          6,930
Issuance of stock for services            -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -      1,085,000      1,085        161,665
Issuance of stock for services            -           -             -           -        100,000        100          9,900
Issuance of stock for services            -           -             -           -         14,286         15            985
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2002           1,000,000       1,000       100,000         100      6,596,004      6,596      7,807,471
                                  ---------      ------       -------       -----      ---------    -------    -----------
Issuance of stock for services            -           -             -           -        200,000        200          4,800
Net Loss for Year                         -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - July 31, 2003           1,000,000       1,000       100,000         100      6,796,004      6,796      7,812,271
                                  ---------      ------       -------       -----      ---------    -------    -----------
Net Loss for Period                       -           -             -           -              -          -              -
                                  ---------      ------       -------       -----      ---------    -------    -----------
Balance - October 31, 2003        1,000,000      $1,000       100,000       $ 100      6,796,004    $ 6,796    $ 7,812,271
                                  ---------      ------       -------       -----      ---------    -------    -----------

                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                        For Period October 31, 2004 (Continued)


                                                                      Total
                                                    Accumulated    Stockholders'
                                                      Deficit         Equity
                                                      -------         ------

Balance - July 31, 1998                             $ (6,091,217)    $ (223,718)

Issuance of stock for cash                                     -         92,500
Issuance of stock for services                                 -        184,088
Issuance of stock for services                                 -        336,605
Cancellation of stock                                          -            (51)
Net Loss for Year                                       (594,159)      (594,159)
                                                     ------------      ---------
Balance - July 31, 1999                               (6,685,376)      (204,735)
                                                     ------------      ---------
Issuance of stock for cash                                     -        136,500
Issuance of stock for services                                 -        152,958
Issuance of stock for services                                 -        241,828
Issuance of stock for acquisition                              -        250,000
Issuance of stock for cash                                     -         50,000
Stock Option issuance                                          -         36,000
Net Loss for Year                                       (698,384)      (698,384)
                                                     ------------      ---------
Balance - July 31, 2000                               (7,383,760)       (35,833)
                                                     ------------      ---------
Issuance of stock for services                                 -         49,907
Net Loss for year                                       (506,088)      (506,088)
                                                     ------------      ---------
Balance - July, 2001                                  (7,889,848)      (492,014)
                                                     ------------      ---------
Issuance of stock for services                                 -        216,583
Issuance of stock for cash                                     -         10,000
Issuance of stock for services                                 -          7,000
Issuance of stock for services                                 -         10,000
Issuance of stock for services                                 -        162,750
Issuance of stock for services                                 -         10,000
Issuance of stock for services                                 -          1,000
Net Loss for Year                                       (318,935)      (318,935)
                                                     ------------     ----------
Balance - July 31, 2002                               (8,208,783)      (393,616)
                                                     ------------     ----------
Issuance of stock for services                                 -          5,000

Net Loss for Year                                        (70,519)       (70,519)
                                                     ------------     ----------
Balance - July 31, 2003                               (8,279,302)      (459,135)
                                                     ------------     ----------
Net Loss for Period                                            -             -
                                                     ------------     ----------
Balance - October 31, 2003                          $ (8,279,302)    $ (459,135)
                                                     ============     ==========

See Accountant's Review Report


                                                                                                              Three-Months Ended
                                                                                                                   October 31,
                                                                                                             2003              2002
                                                                                                             ----               ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                                  $ -            $ -
     Issuance of stock for services                                                                                -              -
     Depreciation                                                                                                  -              -
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                                  -              -
     Increase in Discontinued Operations                                                                           -             (4)
     (Decrease) Increase in accounts payable and accrued expenses                                                  -              -
                                                                                                                 -----         -----
Net Cash Used by Operating Activities                                                                              -             (4)
                                                                                                                 -----         -----
Cash flows from Investing Activities:
     Sale of Property                                                                                              -              -
                                                                                                                 -----         -----
Net Cash used for Investing Activities                                                                             -              -
                                                                                                                 -----         -----
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                                  -              -
     Payments to Loans from officers                                                                               -              -
                                                                                                                 -----         -----
Net Cash Provided by Financing Activities                                                                          -              -
                                                                                                                 -----         -----
Net Increase in Cash & Cash Equivalents                                                                            -             (4)

Beginning Cash & Cash Equivalents                                                                                  -              4
                                                                                                                 -----         -----
Ending Cash & Cash Equivalents                                                                                   $ -            $ -
                                                                                                                 =====         =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                                      $ -            $ -
                                                                                                                 =====         =====
     Cash paid for Income Taxes                                                                                  $ -            $ -
                                                                                                                 =====         =====
NON-CASH TRANSACTIONS
     Common stock issued for services                                                                            $ -         $ 5,000
                                                                                                                 =====         =====

See Accountant's Review Report

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                October 31, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Baymark Technologies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2003 and the results of operations for the three-months ended October 31, 2003 and 2002, and cash flows for the three-months ended October 31, 2003. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended October 31, 2003 Compared to the Same Period in 2002.

During the quarters ended October 31, 2003, and 2002, no revenues were generated. The Company had no other operating income during the quarter.

The company had no operating expenses in the quarter in 2003 and 2002. The company incurred no administrative expenses in 2003 and 2002, in the quarter. The net/profit or loss was none in the quarter in 2003 or in the quarter in 2002. The profit/loss per share was none in the quarter in 2003 and 2002.

Results of Operations for the Three Months Ended October 31, 2003 Compared to Same Period in 2002.

The company had no revenues in the period ended October 31, 2003 or in the same period in 2002. The Company was dormant.

The company had no operating expense in the three month period in 2003 or in 2002. There were no administrative expense incurred in the three month period ended October 31, 2003 and 2002. The net profit/loss for the period was none in 2003 or 2002. The profit per share was none in the period in 2003 and 2002.

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


Jon Elliott                             September 21, 2004
- --------------------------------------------------------
Jon Elliott     President, Chief Executive Officer
                 and Chief Financial Officer