Form 10KSB
period 2002-07-31
Baymark Technologies, Inc.
filed 2004-09-28
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the Fiscal Year Ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                    [_] Yes                  [X] No

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 2002 was $289,206 based on a closing price of $.079 per share @ July 31, 2002.

6,596,004 shares of registrant's $0.001 par value common stock were outstanding and issued as of July 31, 2002.

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

PART I

Item 1.  Business

      The Company, a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. In July, 1998 the Company changed its name to E-Commerce West Corp. from Royal Casino Group reflecting a shift in its primary business focus from gaming to e-Commerce. In 2001 the Company changed its name to Interactive Broadcasting Network Group, Inc. and then in January 2002, changed its name to Baymark Technologies Inc. and effectuated a one for six reverse split of the common stock.

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

     The Company's stock traded on the Pink Sheets from January 2002 under the symbol "BYMT" and under symbols "ECEE" and "IBNG" prior thereto on the Pink Sheets. The Company maintained its principal office at 2157 A India Street, San Diego, CA 92181 in the fiscal year. The Company's current mailing address is 7609 Ralston Road, Arvada, CO 80002.

      Narrative Description of Business: The Company failed to achieve any business in the fiscal year.

     Westerngold.com Corp. and Atlantic-Pacific Corp., former subsidiaries of the Company, sold their assets and subsequently dissolved.

      Employees

     The Company  currently  employs no employees.

Item 2. Description of Properties.

The Company does not own any real property.

Item 3. Legal Proceedings.

There were no legal proceedings pending at July 31, 2002 against the Company.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Company adopted a name change to Interactive Broadcasting Network Group, Inc. in 2001 by majority written consent of shareholders. In January 2002 the Company adopted, by majority written consent of the shareholders, a name change to Baymark Technologies, Inc. and a one for six reverse split.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Market Information. The Company's common stock is traded on the Pint Sheets under the symbol "BYMT".

      The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

    Fiscal   2001                      High             Low
             ----                      ----             ---

       Fourth Quarter. . . . .        $ .26            $.07
       Third  Quarter. . . . .        $ .15            $.01
       Second Quarter. . . . .        $ .13            $.07
       First  Quarter. . . . .        $ .25            $.10

    Fiscal  2002                       High             Low
            ----                       ----             ---

      Fourth Quarter. . . . .        $ .02            $ .01
      Third  Quarter. . . . .        $ .02            $ .01
      Second Quarter. . . . .        $ .05            $ .01
      First  Quarter. . . . .        $ .08            $ .05

(b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 2002 was 2,650.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The company had no revenues from in fiscal 2002 and or 2001. The company incurred operating expenses of $300,107 in 2002 and $635,627 in 2001. The substantial decrease in expenses in 2002 was due to all expenses in fiscal 2002.

The net loss was ($318,935) for 2003 and ($506,088) for 2002 after other income. The net loss per share was nominal in each year.

Liquidity and Capital Resources

During the year, the company had no revenue, and no cash position, which was insufficient for any significant operations expansion The company had no cash and illiquid assets of $5,540 (depreciated value) approximately, at year end.

The company's only capital resources are its common stock which might be sold to raise capital.

Changes in Financial Condition

Year to date the Company experienced a decrease in cash position. The Company's total debt decreased by $171,000 during the year as a result of settlements of advances and accruals. The Company's total liabilities are approximately $400,000 at year end.


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

The Company will need to raise additional funds to expand its business activities in the next twelve months.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $400,000, all of which is current, minimal cash , minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $250,000.


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                             Age               Positions held with Company

Jon F. Elliott                   55                Director, President and
                                                   CEO

Background information about each director and executive officer is as follows:


No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section I 6(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

There are no family relationships among the members of the Board of Directors and Management.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2002, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

                            Fiscal     Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------

Jon F. Elliott              2002       $0             0            1,085,000(2)          0                0
President/ CEO              2001       $0             0            0                     0                0
& Director                  2000       $0             0            0                     0                0

All Officers &              2002       $0             0            1,085,000(2)          0                0
Directors as a group (2)    2001       $0             0            0                     0                0
                            2000       $0             0            0                     0                0


(1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.

(2) Consulting fees.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2002, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

    COMMON STOCK

Name of                            Number
Beneficial Owner                 of Shares       % of Total Outstanding

Jon F. Elliott(1)
P.O. Box 83776
San Diego, CA  92138               3,668,567             55.%

 CEO/President and Director
- -------------------------------------------------------------------------
All Officers & Directors
as a Group                        3,668,567             55.%


Item 12. Certain Relationships and Related Transactions.

The Company accrued to Jon Elliott $100,000 in consulting fees for his services in 2000 and 2001. Mr. Elliott advanced a total of $71,000 to the Company for operating expenses n fiscal 2000 and 2001. Such consulting fee accrual and advances were subsequently waived by Mr. Elliott.

Mr. Elliott, President and Director was issued 1,085,000 restricted shares for services in the fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

         (1) Financial Statements.

         Independent Auditors' report

         Statements of Cash Flows for the years ended July 31, 2001.

         Notes to Financial Statements at July 31, 2001.


(b)  Reports on Form 8-K:
     --------------------

The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report: (c) Exhibits:

(1) The Registrant's Articles of Incorporation and Bylaws are incorporated herein by reference to SEC file No. 2-69024, filed
September 2, 1980.

         (11)     Statement re computation of per share earnings.
                  See Note 2 to the financial statements.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

Item 14. Principal Accountant Fees and Services

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

     Audit Fees. In 2004 MJC charged the Company $10,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended July 31, 2001, 2002 and 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended October 31, 2001, January 31, 2002 and April 30, 2002. In 2004, Singer Lewak Greenbaum & Goldstein LLP, prior auditors were paid $27,000 for accrued fees from 2000-2001 for audit services.

     There were no audit related fees in 2001. There were no tax fees or other fees in 2001 paid to Auditors or Auditors affiliates.

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Baymark Technologies, Inc.
San Diego, CA


We have audited the accompanying consolidated balance sheets of Baymark Technologies, Inc., as of July 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baymark Technologies, Inc., as of July 31, 2002 and 2002, and the results of their operations and their cash flows for the years ended July 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended July 31,2000 were audited by other accountants, whose report, dated October 20, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $8,208,783 from operations through July 31, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
August 16, 2004

                           BAYMARK TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                    July 31,


                                                                                                   2002           2001
                                                                                           ----------------   ----------------

ASSETS;
Current Assets:
    Cash                                                                                             $ 4             188
                                                                                           ---------------    ----------------

        Total Current Assets                                                                           4             188
                                                                                           ----------------   ----------------

Fixed Assets:
     Property & Equipment                                                                          33,950         37,602
     Less Accumulated Depreciation                                                                (28,410)       (25,051)
                                                                                           ----------------   ----------------

          Total Fixed Assets                                                                        5,540         12,551
                                                                                           ----------------   ----------------

Other Assets:
     Prepaid Expenses                                                                                 178         65,809
                                                                                           ----------------   ----------------

        Total Other Assets                                                                            178         65,809
                                                                                           ----------------   ----------------

TOTAL ASSETS                                                                                      $ 5,722     $   78,548
                                                                                           ================   ================


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                             $103,024     $  102,929
    Accruals                                                                                      126,063        295,933
    Note Payable - Related Party                                                                  170,000        171,453
    Discontinued Operations Liability                                                                 251            247
                                                                                           ----------------   ----------------

        Total Current Liabilities                                                                 399,338        570,562
                                                                                           ----------------   ----------------
 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                 1,000          1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2002 and 2001
       Series B Convertible preferred stock 100,000 shares                                            100            100
       issued and outstanding 2002 and 2001
    Common stock, $.001 par value, 150,000,000 shares authorized                                    6,596          4,395
        6,596,004 shares issued and outstanding in 2002 and
        4,935,567 issued and outstanding in 2001.
    Additional Paid-In Capital                                                                  7,807,471      7,392,339
    Accumulated deficit                                                                        (8,208,783)    (7,889,848)
                                                                                           ----------------   --------------
        Total Stockholders' Equity                                                               (393,616)      (492,014)
                                                                                           ----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                          $ 5,722         78,548
                                                                                           ================   ===============

The accompanying notes are an integral part of these financial statements.



                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Operations
                          For the Year Ended July 31,




                                                                      2002                  2001
                                                                 ----------------      ----------------

Revenue:
    Sales                                                              $ -                   $ -
                                                                 ----------------      ----------------

Total Income                                                                   -                     -
                                                                 ----------------      ----------------

Operating Expenses:
     Administrative Expenses                                            300,107               635,627
                                                                 ----------------      ----------------

Total Expenses                                                           300,107               635,627
                                                                 ----------------      ----------------

Net Loss From Operations                                                (300,107)             (635,627)
                                                                 ----------------      ----------------

Other Income/Expenses
     Interest Income                                                           -                     1
     Loss on Investments                                                       -               (46,623)
     Gain/Loss on Discontinued Operations                                 (3,500)              188,890
     Interest Expense                                                    (15,328)              (12,729)
                                                                 ----------------      ----------------

Net Other Income/Expense                                                 (18,828)              129,539
                                                                 ----------------      ----------------

Net Gain/Loss                                                         (318,935)             (506,088)
                                                                 ================      ================

Per Share Information:

     Weighted average number
     of common shares outstanding                                    6,596,004             4,395,567
                                                                 ----------------      ----------------

Net Loss per common share                                            $ (0.05)              $ (0.12)
                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.



                              BAYMARK TECHNOLOGIES
                  Consolidated Stockholders' Equity (Deficit)
                                 July 31, 2002


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

                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended July 31, 2002 (Continued)


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



                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Cash Flow
                          For the year Ended July 31,

                                Indirect Method


                                                                                                  2002                   2001
                                                                                             ---------------        ---------------

Cash Flows from Operating Activities:

     Net (Loss)                                                                                   $ (318,935)            $ (506,088)
     Issuance of stock for services                                                                  407,333                 49,907
     Depreciation                                                                                      3,359                  5,836
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in notes receivable                                                                          -                  2,962
     Decrease in prepaid expenses                                                                     65,631                 25,873
     Write-down of inventory                                                                               -                  8,655
     (Decrease) Increase in Discontinued operations                                                        4               (128,683)
     (Decrease) Increase in accounts payable and accrued expenses                                   (169,775)               132,689
                                                                                             ---------------        ---------------

Net Cash Used by Operating Activities                                                                (12,383)              (408,849)
                                                                                             ---------------        ---------------

Cash flows from Investing Activities:
     Sale of Property                                                                                  3,652                343,852
     Decrease in marketable securities                                                                      -                 49,806
     Other Losses                                                                                          -                 33,131
                                                                                             ---------------        ---------------

Net Cash used for Investing Activities                                                                 3,652                426,789
                                                                                             ---------------        ---------------

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                     10,000                  8,179
     (Decrease) Loans from officers                                                                   (1,453)               (57,051)
                                                                                             ---------------        ---------------

Net Cash Provided by Financing Activities                                                              8,547                (48,872)
                                                                                             ---------------        ---------------

Net Increase in Cash & Cash Equivalents                                                                 (184)               (30,932)

Beginning Cash & Cash Equivalents                                                                        188                 31,120
                                                                                             ---------------        ---------------

Ending Cash & Cash Equivalents                                                                           $ 4                  $ 188
                                                                                             ===============        ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                         $ 15,328               $ 12,729
                                                                                             ===============        ===============
     Cash paid for Income Taxes                                                                     $ -                    $ -
                                                                                             ===============        ===============

NON-CASH TRANSACTIONS
     Common stock issued for services                                                              $ 407,333               $ 49,907
                                                                                             ===============        ===============

The accompanying notes are an integral part of these financial statements.

                                                      BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2002


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company (formerly E-Commerce West Corp.), a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. The consolidated financial statements include the accounts of Baymark Technologies, Inc., Westerngold.com Corp, Atlantic Pacific Corp. (Goldiggers), Royal Casino Group, Inc. and ISP Gold, Inc. All of the subsidiaries have been discontinued except for ISP Gold, Inc. in the year ending July 2001. The primary purpose of the Company, is the developing and bring to market its business-to-business internet application. The Company's fiscal year end is July 31.

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

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2002


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

Deferred tax assets
         Net operating loss carryforwards                          $ 8,208,783
         Valuation allowance                                        (8,208,783)
                                                                   -------------
         Net deferred tax assets                                   $         0
                                                                   =============

At July 31, 2002, the Company had net operating loss carryforwards of approximately $8,208,783 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $400,000.

The Company has not earned any revenue from operations in 2002. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.0001 par value and 100,000,000 shares of preferred stock at $.001 par value. In January of 2002 the Company authorized a 1:6 reverse split for both the preferred and common stock. 2,200,437 shares of common stock were issued in 2002.

Note 5 - Segment Information

Baymark Technologies, Inc. operates primarily in a single operating segment, business-to business internet applications.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2002


Note 6 - Note Payable - Related Party:

         Note payable to Jon Elliott for payment of company
         expenses, non-interest bearing due upon demand                 $171,000

In the year 2002 Jon Elliott, president of the Company, paid Company expenses and advanced the Company the funds. The note holder is considered to be a related party.