Form 10KSB
period 2004-07-31
Baymark Technologies, Inc.
filed 2004-09-28
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the Fiscal Year Ended July 31, 2001

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

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 2001 was $353,262 based on price of $.039 per share at such date.

26,325,000 shares of registrant's $0.001 par value common stock were outstanding and issued as of July 31, 2001.There was 1,100,000 shares of registrants preferred stock were outstanding at July 31, 2001.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         1
     Item 3.   Legal Proceedings                                               2
     Item 4.   Submission of Matters to a Vote of Security Holders             2


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        2
     Item 6.   Management's Discussion and Analysis or Plan of Operation       4
     Item 7.   Financial Statements                                            6
     Item 8. Changes in and Disagreements With Accountants on Accounting 6 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         6


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               8
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 10
     Item 12.  Certain Relationships and Related Transactions                 11
     Item 13.  Exhibits and Reports on Form 8-K                               11
     Item 14.  Principal Accountant Fees and Services                         12

SIGNATURES                                                                    13

PART I

Item 1.  Business

     The Company, a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. In July, 1998 the Company changed its name to E-Commerce West Corp. from Royal Casino Group reflecting a shift in its primary business focus from gaming to e-Commerce. In 2001 the Company first changed its name to Internet Business Group, Inc. and then to Baymark Technologies, Inc.

      The Company's revenues were derived from the activities of N2 Networking, Inc.

     E-Commerce West Corp. traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol "ECEE", but subsequently was delisted to the "Pink Sheets" and trades under the symbol "BYMT. The Company maintained its principal office at 83 Sherman St, Deadwood, SD 57732 in 2001 and subsequently moved its office to 7609 Ralston Road, Arvada, CO 80033. It's telephone number is (303) 422-8127.

      Narrative Description of Business

     The Company had three wholly-owned subsidiaries: (1) N2 Networking Inc., a California corporation offering ISP services, which was acquired through the execution of a Stock Purchase Agreement in May, 2000; and (2) a separate corporation formed for the purpose of developing and marketing the Company's new B2B internet application; and, (3) Royal Casino Group whose primary asset was a riverboat casino development project. All of these companies have been dissolved and abandoned.

     Westerngold.com Corp. and Atlantic-Pacific Corp., former subsidiaries of the Company, sold a majority of their assets and were subsequently dissolved.

     From August, 1999 until 2001 the Company has devoted all its resources to the development of a Business-to-Business Internet application which it planned to introduce to the market in the first quarter of 2001, but which proved unsuccessful, and operations were closed on July 31, 2001. The Company hoped to restart operations, but lacked capital to commence any operations, and had no funding available.

      Employees

      The Company  had no employees at year end.

Item 2. Description of Properties.

The Company does not own any real property.

     The  Company    relocated  its  corporate   headquarters  to  San  Diego,
California.

Item 3. Legal Proceedings.

There are no legal proceedings now pending in which the Company is a party. No other suits are pending, threatened, or contemplated, nor are there unsatisfied judgments outstanding which have not been provided for, to which the Company or any of its officers or directors, in such capacity, are or may be a party.

Item 4. Submission of Matters to a Vote of Securities Holders.

Certain matters were submitted to a vote of shareholders during the Company's fiscal year:

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Market Information. The Company's common stock is traded on the Pink Sheets under the symbol "BYMT, although its previous symbol was "ECCEE".

      The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.
                                           High             Low

      2001 Fourth Quarter. . . . .        $ .04            $ .01
      2001 Third  Quarter. . . . .        $ .06            $ .03
      2001 Second Quarter. . . . .        $ .15            $ .04
      2001 First  Quarter. . . . .        $ .20            $ .05

      2000 Fourth Quarter. . . . .        $1.25            $0.22
      2000 Third  Quarter. . . . .        $1.81            $0.14
      2000 Second Quarter. . . . .        $0.25            $0.06
      2000 First  Quarter. . . . .        $0.21            $0.06


(b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 2001 was 2,650

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had no revenues  in 2001 compared to $59,834 in revenue in 2000.

The Company incurred operating expenses in 2001 of $635,627 compared to $715,608 in 2000. The loss from operations was ($635,627) and ($673,293) in 2001 and 2000 respectively. In 2001 and 2000 the selling general and administrative expenses totalled $635,627 and $715,608 respectively. The net loss after adjustments for extraordinary items such as loss on investments, gain (loss) on discontinued operations, dept forgiveness, and interest income/expense, was ($506,088) in 2001 and ($665,253)in 2000. The basic loss per share was ($.02)
in 2001 and ($.05) in 2000.

The Company expects the trend of losses to continue, but at a reduced rate because the Company suspended active operations in 2001.

Liquidity and Capital Resources

During the year, the Company had no revenue, and a decreased cash position, which was insufficient for any significant operations expansion The Company had minimal cash and illiquid assets of $37,602 approximately, at year end.

The Company's only capital resources are its cash assets which may be illiquid, and its common stock which might be sold to raise capital.

Changes in Financial Condition

Year to date the Company experienced an decrease in its cash position due to decreased revenue of the Company. The Company's total debt decreased by $6,162 during the year as a result of debt reduction. The Company's total liabilities are approximately $571,479 at year end.


NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $571,479, all of which is current, minimal cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has no plans to seek capital in the form of loans or stock private placements in the next year.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                             Age               Positions held with Company

Jon F. Elliott                   57                Director, President and
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

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2003, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

                            Fiscal     Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------

Jon F. Elliott              2001       $              0            0                     0                0
President/ CEO              2000       $              0            0                     0                0
& Director                  1999       $0             0            0                     0                0

All Officers &              2001       $              0            0                     0                0
Directors as a group (2)    2000       $              0            0                     0                0
                            1999       $0             0            0                     0                0


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

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean a background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2001, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

   COMMON STOCK

Name of                            Number
Beneficial Owner                 of Shares       % of Total Outstanding

 Jon F. Elliott
 P.O. Box 623
 Deadwood, SD                     9,058,114             34.4%

 CEO/President and Director
- -------------------------------------------------------------------------
All Officers & Directors
as a Group                        9,058,114             34.4%


Item 12. Certain Relationships and Related Transactions.

The Company accrued to Jon Elliott $100,000 in consulting fees for his services in 2000 and 2001. Mr. Elliott advanced a total of $71,000 to the Company for operating expenses in fiscal 2000 and 2001. Such consulting fee accrual was waived by Mr. Elliott.

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

     Audit Fees. In 2004 MJC charged the Company $10,000 for the following professional services: audit of the annual financial statements of the Company for the fiscal years ended July 31, 2001, 2002 and 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended October 31, 2001, January 31, 2002 and April 30, 2002. In 2004, Singer Lewak Greenbaum & Goldstein LLP, prior auditors were paid $27,000 for accrued fees from 2000-2001 for audit services.

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


Date: September 27, 2004

BAYMARK TECHNOLOGIES, INC.

/s/Jon F. Elliott
----------------------
Jon F. Elliott,  President and Chief
Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2004

/s/Jon F. Elliott
-----------------------
Jon F. Elliott, Director

 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                       CONTENTS
                                                                  July 31, 2000


                                                                       Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-1
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                      F-2

     Consolidated Statements of Operations                           F-3

     Consolidated Statements of Comprehensive Loss                   F-4

     Consolidated Statements of Shareholders' Deficit                F-5 - F-6

     Consolidated Statements of Cash Flows                           F-7 - F-8

     Notes to Consolidated Financial Statements                      F-9 - F-23


 BAYMARK TECHNOLOGIES, INC.
(FORMERLY E-COMMERCE WEST CORP)9


COVER LETTER                                                         F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-25
MICHAEL JOHNSON & CO., LLC
FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                      F-26

     Consolidated Statements of Operations                           F-27

     Consolidated Statements of Cash Flows                           F-28

     Consolidated Statements of Shareholders' Equity                 F-29

     Notes to Consolidated Financial Statements                      F-30 - F-32

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



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 20, 2000

                                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEET
                                                                 July 31, 2000

                                         ASSETS

Current assets
 Cash and cash equivalents                                            $31,120
 Note receivable - related party                                        2,962
 Marketable Securities - available for sale                            49,806
 Inventory                                                              8,655
 Prepaid legal services                                                91,663
 Prepaid expenses and other assets                                        282

     Total current assets                                             184,488

Property and equipment, net                                            29,739
Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $19,215                         326,664

      Total assets                                                   $540,891

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
 Notes payable - related parties                                     $174,504
 Accounts payable                                                     113,436
 Accrued payroll and payroll taxes                                    207,654
 Deferred revenue                                                       8,860
 Net liabilities of discontinued operations                            73,187

   Total current liabilities                                          577,641


Shareholders' deficit
 Preferred stock, $.001 par value, 100,000,000 shares authorized
   Series A Convertible preferred stock 1,000,000 shares
    issued and outstanding                                              1,000
   Series B Convertible preferred stock 100,000 shares
    issued and outstanding                                                100
 Common stock, $.001 par value
   150,000,000 shares authorized
   18,146,225 shares issued and outstanding                            18,146
 Additional paid-in capital                                         7,327,764
 Other comprehensive loss                                             (33,131)
 Accumulated deficit                                               (7,350,363)

     Total shareholders' deficit                                      (36,750)

        Total liabilities and shareholders' deficit                $  540,891

                                        E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Years Ended July 31,


                                                      2000            1999

Revenues                                           $    59,834     $     5,334

Cost of goods sold                                      17,519           4,807

Gross profit                                            42,315             527

Selling, general, and administrative expenses      (   715,608)        583,205

Loss from operations                               (   673,293)       (582,678)

Other income (expense)
      Interest income                                    3,386           3,083
      Interest expense                             (     8,275)              -
      Other income                                       3,661          39,949
      Realized loss on investments                 (    11,178)              -

       Total other income (expense)                (    12,406)         43,032

Loss from continuing operations before
      provision for income taxes                   (   685,699)       (539,646)

Provision for income taxes                               1,074             100

Net loss from continuing operations                (   686,773)       (539,646)

Discontinued operations
  Loss from operations                                       -        (  8,350)
  Loss on disposition of operations                (    23,853)       ( 46,063)

        Net loss from discontinued operations      (    23,853)       ( 54,413)

Loss before extraordinary item                     (   710,626)       (594,159)

Extraordinary item
  Gain on forgiveness of accounts payable,
     net of income tax expense of $0                    45,373               -

Net loss                                           $(  665,253)    $  (594,159)

Basic loss per share
      From continuing operations                         (0.05)          (0.06)
      From discontinued operations                           -               -
      From extraordinary item                                -               -

        Total basic loss per share                 $     (0.05)    $     (0.06)


Weighted-average common shares outstanding           12,942,384      9,802,123

                                         E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                    For the Years Ended July 31



                                                         2000          1999


Net loss                                            $  (665,253)   $  (594,159)

Other comprehensive loss, net of tax
   Unrealized loss on marketable securities            ( 33,131)             -


      Comprehensive loss                            $  (698,384)   $  (594,159


                                                                                    E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                                     For the Years Ended July 31,

                              Preferred Stock                                     Additional    Other
                       Series A             Series B            Common Stock       Paid-in   Comprehensive Accumulated
                    Shares    Amount    Shares     Amount      Shares     Amount    Capital     Income        Deficit       Total

Balance,
 July 31, 1998    1,000,000  $  1,000   100,000  $100        8,642,102  $  8,642  $5,856,840  $       -   $(6,091,217)  $(224,635)
Issuance of
 restricted
 common stock
 for cash                                                       700,000       700      91,800                              92,500
Issuance of
 common stock
 for services
 rendered
 and compensation                                               480,317       480     183,608                             184,088
Issuance of
 restricted
 common stock
 for services
 rendered and
 compensation                                                 2,633,333     2,633     333,972                             336,605
Common shares
 returned
 and cancelled                                                  (51,250)      (51)                                            (51)
Net loss                                                                                                  (  594,159)   ( 594,159)

Balance,
 July 31, 1999    1,000,000     1,000   100,000   100        12,404,502    12,404   6,466,220          -  (6,685,376)   ( 205,652)
Issuance of
 restricted
 common stock
 for investments                                                 186,800      187     136,313                             136,500
Issuance of
 common stock
 for services
 rendered                                                        410,803       411    152,547                             152,958
Issuance of
 restricted
 common stock
 for compensation                                              4,544,120     4,544    237,284                             241,828



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


Issuance of
 restricted
 common stock
 in connec-
 tion with the
 acquisition
 of N2Networking                                               500,000        500     249,500                             250,000
Issuance of
 restricted
 common stock
 for  cash                                                     100,000        100      49,900                              50,000
Stock options
 issued as
 compensation to
 an  employee                                                                          36,000                              36,000
Unrealized loss on
 marketable
 securities                                                                                     (33,131)               (   33,131)
Net loss                                                                                                  (  665,253)  (  665,253)

Balance,
 July 31, 2000    1,000,000   $  1,000  100,000  $100          18,146,225  $ 18,146 $7,327,764  $(33,131) $(7,350,629)  $ ( 36,750)

                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended July 31,

                                                    2000           1999
Cash flows from operating activities
 Net loss from continuing operations            $(  686,773) $(539,746)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities
    Depreciation and amortization                    48,972      7,367
    Issuance of stock for services rendered
     and compensation                               152,958    520,643
    Options issued as compensation to
      An employee                                    36,000          -
    Loss on inventory write down                      7,697          -
    Realized loss on sale of investments             11,178          -
    Extraordinary item                               45,373          -
(Increase) decrease in
    Accounts receivable                                  32      2,930
    Prepaid expenses and other assets                58,690   (112,345)
    Inventory                                             -   (  7,597)
    Other assets                                          -   (  3,177)
Increase (decrease) in
    Accounts payable                             (   20,631)  ( 70,956)
    Accrued payroll and payroll taxes               229,441     84,367
    Deferred revenue                             (    1,525)         -

Net cash used in continuing operating activities ( 118,588) (118,514) Net cash used in discontinued
  operating activities                           (   56,217)  ( 18,319)

Net cash used in operating activities            (  174,805)  (136,833)

Cash flows from investing activities
 Sale of westerngold.com                             20,000          -
 Acquisition of N2Networking, Inc.                   10,296          -
 Sale of investments                                 42,385          -
 Notes receivable                                         -     42,000
 Acquisitions of property and equipment          (    8,230)  ( 63,350)

Net cash used in investing activities                64,451   ( 21,350)

Cash flows from financing activities
 Net proceeds from related party                     81,981      3,561
 Issuance of common stock                            50,000     92,500

Net cash provided by (used in)
  financing activities                              131,981     96,061

Net increase (decrease) in cash and cash
  equivalents                                        21,627    (62,122)

Cash and cash equivalents, beginning of year          9,493      71,615

Cash and cash equivalents, end of year           $   31,120    $  9,493

                                       E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended July 31,
                                                                  (CONTINUED)




Supplemental disclosure of non-cash investing and financing activities

During the year ended July 31, 2000, the Company completed the following:

- - issued 97,333 shares of restricted common stock to a former officer as payment for accrued compensation of $33,333, less forgiveness of a note receivable for $9,000 to the Company.

- -   issued 186,800 shares of restricted common stock valued at $136,500 to an outside third party in exchange for equity securities of the third party.

- -   issued 4,446,787 shares of restricted common stock valued at $217,495 to the Company's Chief Executive Officer as payment for accrued compensation.

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

Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with the ability to continue in existence:

- - The Company has reduced operating expenses and has no debt other than deferred payroll and payroll taxes and amounts due to related parties.

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 2 - REALIZATION OF ASSETS (Continued)

- -    The Company is optimistic that financing is available for the
Company's future plans through additional debt or equity private placements, additional notes payable to banks or related parties
(officers, directors, or shareholders), from industry-available funding sources at market rates of interest, or a combination of these.

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

NOTE 8 - SHAREHOLDERS' DEFICIT

Preferred Stock
The Company has 100,000,000 authorized shares of preferred stock.
1,000,000 shares were designated as Series A Convertible preferred stock ("Series A Convertible") at July 31, 2000. 1,000,000 shares were designated as Series B Convertible preferred stock ("Series B
Convertible") at July 31, 2000.

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

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Preferred Stock (Continued)
the Company for each share held. Effective August 1, 1996, the Company amended its articles of incorporation to change the par value of its Series A Convertible from no par to $0.001 par value per share. The accompanying financial statements have been restated to reflect the new par value for all periods presented. The Company had 1,000,000 shares of the Series A Convertible issued and outstanding at July 31, 2000.

The Series B Preferred is redeemable only by the Company and is non-dividend bearing. The Company had 100,000 shares issued and outstanding of the Series B Preferred at July 31, 2000.

Common Stock
During the year ended July 31, 2000, the Company completed the following:

- -    issued 4,446,787 shares of restricted common stock to the
President of the Company for compensation at prices ranging from $0.03 to $0.11 per share. It also issued 97,333 shares of restricted common stock to a former officer for accrued compensation of $33,333, less the forgiveness of a note receivable to the Company for $9,000 at a price of $0.25 per share.

- -    issued 186,800 restricted shares of common stock at prices ranging from $0.312 to $1.428 as payment for the purchase of marketable securities.

- -    entered into a definitive agreement to acquire all of the issued and outstanding stock of N2N for 500,000 shares of the Company's restricted common stock valued at $0.50 per share.

- -    issued 385,803 shares of its common stock for services rendered at prices ranging from $0.06 to $1.22 per share.

During the year ended July 31, 1999, the Company completed the following:

- -    issued 1,133,333 shares of its restricted common stock to the
President of the Company for compensation at prices ranging from $0.125 to $0.15 per share.

- -    issued 1,500,000 shares of its restricted common stock for services rendered and compensation at prices ranging from $0.001 to $0.20 per share.

- -    issued 480,317 shares of its common stock for services rendered at prices ranging from $0.14 to $0.50 per share.

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

                                 E-COMMERCE WEST CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                          July 31, 2000

NOTE 8 - SHAREHOLDERS' DEFICIT (Continued)

Options (Continued)
On April 25, 2000, the Company established a qualified stock option plan of 5,000,000 common shares of stock primarily to attract and act as an incentive to both management and employees. The exercise price, vesting period, and expiration date will be determined at the time of grant. During the year ended July 31, 2000, as part of the Company's acquisition of N2N, the Company granted N2N's former President stock options under the qualified plan to purchase 450,000 shares of the Company's common stock. The options have an exercise price of $0.50, vest pro rata over three years, and expire only on the employee's termination. The Company recorded compensation expense of $36,000 for the intrinsic value of these options during the year ended July 31, 2000.

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

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                                  JULY 31, 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Baymark Technologies, Inc.
San Diego, CA


We have audited the accompanying consolidated balance sheet of Baymark Technologies, Inc., as of July 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baymark Technologies, Inc., as of July 31, 2001, and the results of their operations and their cash flows for the year ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended July 31,2000 were audited by other accountants, whose report, dated October 20, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $506,088 from operations through July 31, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
July 31, 2004
/s/Michael Johnson & Co., LLC



                              BAYMARK TECHNOLOGIES
                           Consolidated Balance Sheet
                                    July 31,





                                                                                                2001
                                                                                           ---------------

ASSETS;
Current Assets:
    Cash                                                                                           $ 188
                                                                                           ---------------

        Total Current Assets                                                                         188
                                                                                           ---------------

Fixed Assets:
     Property & Equipment                                                                         37,602
     Less Accumulated Depreciation                                                               (25,051)
                                                                                           ---------------

          Total Fixed Assets                                                                      12,551
                                                                                           ---------------

Other Assets:
     Prepaid Expenses                                                                             65,809
                                                                                           ---------------

        Total Other Assets                                                                        65,809
                                                                                           ---------------

TOTAL ASSETS                                                                                    $ 78,548
                                                                                           ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                            $102,929
    Accruals                                                                                     295,933
    Note Payable - Related Party                                                                 171,453
    Discontinued Operations Liability                                                                247
                                                                                           ---------------

        Total Current Liabilities                                                                570,562
                                                                                           ---------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2001.
       Series B Convertible preferred stock, 100,000 shares                                          100
       issued and outstanding 2001.
    Common stock, $.001 par value, 150,000,000 shares authorized 4,395
        26,325,000 shares issued and outstanding 2001.
    Additional Paid-In Capital                                                                 7,392,339
    Accumulated deficit                                                                       (7,889,848)
                                                                                           ---------------

        Total Stockholders' Equity                                                              (492,014)
                                                                                           ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                        $ 78,548
                                                                                           ===============


The accompanying notes are an integral part of these financial statements.



                              BAYMARK TECHNOLOGIES
                       Consolidated Statement Operations
                          For the Year Ended July 31,






                                                                      2001
                                                                 ----------------

Revenue:
    Sales                                                              $ -
                                                                 ---------------

Total Income                                                             -
                                                                 ---------------

Operating Expenses:
     Administrative Expenses                                            635,627
                                                                 ---------------

Total Expenses                                                          635,627
                                                                 ---------------

Net Loss From Operations                                               (635,627)
                                                                 ---------------

Other Income/Expenses
     Interest Income                                                          1
     Loss on Investments                                                (46,623)
     Gain on Discontinued Operations                                    188,890
     Interest Expense                                                   (12,729)
                                                                 ---------------

Net Other Income/Expense                                                129,539
                                                                 ---------------

Net Gain/Loss                                                          (506,088)
                                                                 ===============

Per Share Information:

     Weighted average number
     of common shares outstanding                                    26,325,000
                                                                 ---------------

Net Loss per common share                                               $ (0.02)
                                                                 ===============



The accompanying notes are an integral part of these financial statements.



                              BAYMARK TECHNOLOGIES
                  Consolidated Stockholders' Equity (Deficit)
                                 July 31, 2001

                                            PREFERRED STOCKS           COMMON STOCKS          Additional                       Total
                                                                                        Paid-In         Accumulated   Stockholders'
                                 # of Shares   Amount       # of Shares    Amount       Capital         Deficit         Equity
                                 -----------   ------       -----------    ------       -------         -------         --------

Balance - July 31, 1998         1,100,000       $ 1,100     8,642,102      $ 8,642     $5,856,840     $(6,091,217)       $(224,635)

Issuance of stock for cash              -             -       700,000          700         91,800               -           92,500
Issuance of stock for services          -             -       480,317          480        183,608               -          184,088
Issuance of stock for services          -             -     2,633,333        2,633        333,972               -          336,605
Cancellation of stock                   -             -       (51,250)         (51)             -               -              (51)
Net Loss for Year                                                   -            -              -        (594,159)        (594,159)
                                ---------       -------    ----------     --------     ----------     -----------        ---------
Balance - July 31, 1999         1,100,000         1,100    12,404,502       12,404      6,466,220      (6,685,376)        (205,652)
                                ---------       -------    ----------     --------     ----------     -----------        ---------
Issuance of stock for cash              -             -       186,800          187        136,313               -          136,500
Issuance of stock for services          -             -       410,803          411        152,547               -          152,958
Issuance of stock for services          -             -     4,544,120        4,544        237,284               -          241,828
Issuance of stock
 for acquisition                        -             -       500,000          500        249,500               -          250,000
Issuance of stock for cash              -             -       100,000          100         49,900               -           50,000
Stock Option issuance                   -             -             -            -         36,000               -           36,000
Net Loss for Year                       -             -             -            -              -        (698,384)        (698,384)
                                ---------       -------    ----------     --------     ----------     -----------        ---------
Balance -  July 31, 2000        1,100,000         1,100    18,146,225       18,146      7,327,764      (7,383,760)         (36,750)
                                ---------       -------    ----------     --------     ----------     -----------        ---------
Issuance of stock for services          -             -     8,179,000        8,179         41,728               -           49,907
Net Loss for Year                       -             -             -            -              -        (506,088)        (506,088)
                                ---------       -------    ----------     --------     ----------     -----------        ---------
                                1,100,000       $ 1,100    26,325,225     $ 26,325     $7,369,492     $(7,889,848)       $(492,931)
                                =========       =======    ==========     ========     ==========     ============

The accompanying notes are an integral part of these financial statements.



                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Cash Flow
                          For the Year Ended July 31,

                                Indirect Method



                                                                                                            2001
                                                                                                    ----------------

Cash Flows from Operating Activities:

     Net (Loss)                                                                                          $ (506,088)
     Issuance of stock for services                                                                          49,907
     Depreciation                                                                                             5,836
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in notes receivable                                                                             2,962
     Decrease in prepaid expenses                                                                            25,873
     Write-down of inventory                                                                                  8,655
     (Decrease) Discontinued operations                                                                    (128,683)
     Increase in accounts payable and accrued expenses                                                      132,689
                                                                                                    ----------------

Net Cash Used by Operating Activities                                                                      (408,849)
                                                                                                    ----------------

Cash flows from Investing Activities:
     Sale of Property                                                                                       343,852
     Decrease in marketable securities                                                                       49,806
     Other Losses                                                                                            33,131
                                                                                                    ----------------

Net Cash used for Investing Activities                                                                      426,789
                                                                                                    ----------------

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                             8,179
     (Decrease) Loans from officers                                                                         (57,051)
                                                                                                    ----------------

Net Cash Provided by Financing Activities                                                                   (48,872)
                                                                                                    ----------------

Net Increase in Cash & Cash Equivalents                                                                     (30,932)

Beginning Cash & Cash Equivalents                                                                            31,120
                                                                                                    ----------------

Ending Cash & Cash Equivalents                                                                                $ 188
                                                                                                    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                                 $ 8,275
                                                                                                    ================
     Cash paid for Income Taxes                                                                                 $ -
                                                                                                    ================

NON-CASH TRANSACTIONS
     Common stock issued for services                                                                      $ 49,907
                                                                                                    ================


The accompanying notes are an integral part of these financial statements.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2001


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company (formerly E-Commerce West Corp.), a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. The consolidated financial statements include the accounts of Baymark Technologies, Inc., Westerngold.com Corp, Atlantic Pacific Corp. (Goldiggers), Royal Casino Group, Inc. and ISP Gold, Inc. All of the subsidiaries have been discontinued except for ISP Gold, Inc. in the year ending July 2001. The primary purpose of the Company, is to developing and bring to market its business-to-business internet application. The Company's fiscal year end is July 31.

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

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2001


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

Deferred tax assets
         Net operating loss carryforwards                           $ 7,889,848
         Valuation allowance                                         (7,889,848)
                                                                   -------------
         Net deferred tax assets                                    $         0
                                                                   =============

At July 31, 2001, the Company had net operating loss carryforwards of approximately $7,889,848 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company's current liabilities exceed the current assets by $571,291

The Company has not earned any revenue from operations in 2001. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.0001 par value and 100,000,000 shares of preferred stock at $.001 par value.

Note 5 - Segment Information

Baymark Technologies, Inc. operates primarily in a single operating segment, business-to business internet applications.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2001


Note 6 - Note Payable - Related Party:

         Note payable to Jon Elliott for payment of Company
         expenses, non-interest bearing due upon demand                $171,000

In the year 2001 Jon Elliott, president of the Company, paid Company expenses and advanced the Company the funds. The note holder is considered to be a related party.