Form 10KSB
period 2004-07-31
Baymark Technologies, Inc.
filed 2004-11-18
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the Fiscal Year Ended July 31, 2004

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

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 2004 was $29,540 based upon a bid price. of $.01

6,621,999 shares of registrant's $0.001 par value common stock were outstanding and issued as of July 31, 2004.

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

     The Company stock traded on the Pink Sheets under the symbol "BYMT" in the fiscal year. The Company maintains its principal office at 7609 Ralston Road, Arvada, CO 80002. The Company's mailing address is 7609 Ralston Road, Arvada, CO 80002, it's telephone and fax numbers are (303) 422.8127.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

a) Market Information. The Companys common stock is traded on the Pink Sheets under the symbol "BYMT". Subsequently in October 2004, the Company began trading on the OTCBB.

      The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

     Year Ended
      July 31,
       2004                            High             Low
       ----                            ----             ---

       Fourth Quarter. . . . .        $.029           $.019
       Third  Quarter. . . . .        $.029           $.018
       Second Quarter. . . . .        $.06            $.019
       First  Quarter. . . . .        $.08            $.055

     Year Ended
      July 31,
       2003
       ----
       Fourth Quarter. . . . .        $.26            $.07
       Third  Quarter. . . . .        $.16            $.01
       Second Quarter. . . . .        $.13            $.06
       First  Quarter. . . . .        $.24            $.06

(b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 2004 was 2,650 (approximately).

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations for fiscal year ended July 31, 2004 compared to fiscal year ended July 31, 2003.

The company had no revenues for fiscal year ended July 31, 2004 (fiscal 2003) compared to none in the same period ended July 31, 2003 (fiscal 2002). The company incurred operating expenses of $150,178 in fiscal 2003 and $34,310 in fiscal 2002. The substantial increase in expenses in fiscal 2003 was due to legal and accounting, related to getting the Company current in SEC filings compared to minimal operations in fiscal 2002.

     The net loss was ($150,178) for fiscal 2004 and ($70,519) for fiscal year ended July 31, 2003 which included a ($36,209) loss on discontinued operations. The net loss per share was ($.02) in fiscal 2003 and ($.01) in fiscal 2002.

Liquidity and Capital Resources

     During the fiscal year, the company had no revenue, and it had no cash or significant operations. The company's only capital resources are its depreciated assets which are illiquid, and its common stock which might be sold to raise capital.

Changes in Financial Condition

The Company has cash position, and significant debt. The Company's total debt increased by $150,000 approximately during the year as a result of legal and accounting expense accruals. The Company's total liabilities are approximately $609,396 at year end.


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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $609,396 all of which is current, no cash, minimal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $200,000.


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

Item 8a. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as July 31, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                             Age               Positions held with Company

Jon F. Elliott                   59                Director, President and
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

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended July 31, 2004, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

                            Fiscal       Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                    Ended      ($)            ($)          Compensation          Stock            Underlying
                            July 31                                       ($)               Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------

Jon F. Elliott              2004       $0             0            0                     0                0
President/ CEO              2003       $0             0            0                     0                0
& Director                  2002       $100,000*      0            0                     0                0

All Officers &              2004       $0             0            0                     0                0
Directors as a group (2)    2003       $0             0            0                     0                0
                            2002       $100,000*      0            0                     0                0


(1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.

*Waived.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2004, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

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

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

         (1) Financial Statements.

         Independent Auditors' report
         Balance Sheets
         Statement of Operations
         Statement of Shareholder Deficit
         Statements of Cash Flows for the years ended July 31, 2004.

         Notes to Financial Statements at July 31, 2004.

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


Date: November 17, 2004

BAYMARK TECHNOLOGIES, INC.

/s/Jon F. Elliott
----------------------
Jon F. Elliott,  President and Chief
Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 17, 2004

/s/Jon F. Elliott
-----------------------
Jon F. Elliott, Director

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2004 AND 2003

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Baymark Technologies, Inc.
San Diego, CA


We have audited the accompanying consolidated balance sheets of Baymark Technologies, Inc., as of July 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baymark Technologies, Inc., as of July 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $8,279,302 from operations through July 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
November 9, 2004
/s/Michael Johnson & Co., LLC



                           BAYMARK TECHNOLOGIES, INC.
                           Consolidated Balance Sheet
                                    July 31,



                                                                                                2004               2003
                                                                                           ----------------   ----------------

ASSETS:
Current Assets:
    Cash                                                                                               $ -                $ -
                                                                                           ----------------   ----------------

        Total Current Assets                                                                             -                  -
                                                                                           ----------------   ----------------

Fixed Assets:
     Property & Equipment                                                                           33,950             33,950
     Less Accumulated Depreciation                                                                 (33,950)           (33,950)
                                                                                           ----------------   ----------------

          Total Fixed Assets                                                                             -                  -
                                                                                           ----------------   ----------------

Other Assets
     Prepaid Expenses                                                                                    -                178
                                                                                           ----------------   ----------------

          Total Other Assets                                                                             -                178
                                                                                           ----------------   ----------------

TOTAL ASSETS                                                                                           $ -              $ 178
                                                                                           ================   ================


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                                             $ 298,944          $ 148,944
    Accrued Expenses                                                                               141,573            141,573
    Note Payable - Related Party                                                                   168,731            168,731
    Discontinued Operations Liability                                                                  148                148
                                                                                           ----------------   ----------------

        Total Current Liabilties                                                                   609,396            459,396
                                                                                           ----------------   ----------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized Series A
       Convertible preferred stock 1,000,000 shares
       issued and outstanding 2004 and 2003                                                          1,000              1,000
       Series B Convertible preferred stock 100,000 shares
       issued and outstanding 2004 and 2003                                                            100                100
    Common stock, $.001 par value, 150,000,000 shares authorized
        6,621,999 shares issued and outstanding in 2003 and 2004                                     6,623              6,623
    Additional Paid-In Capital                                                                   7,812,361          7,812,361
    Accumulated deficit                                                                         (8,429,480)        (8,279,302)

        Total Stockholders' Equity                                                                (609,396)          (459,218)
                                                                                           ----------------   ----------------

                                                                                           ================   ================
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                         $ -               $ 178
                                                                                           ================   ================

The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOGIES, INC.
                      Consolidate Statement of Operations
                          For the Year Ended July 31,


                                                                      2004                  2003
                                                                 ----------------      ----------------

Revenue:
    Sales                                                              $ -                   $ -
                                                                 ----------------      ----------------

Total Income                                                                   -                     -
                                                                 ----------------      ----------------

Operating Expenses:
     Administrative Expenses                                             150,178                34,310
                                                                 ----------------      ----------------

Total Expenses                                                           150,178                34,310
                                                                 ----------------      ----------------

Net Loss From Operations                                                (150,178)              (34,310)
                                                                 ----------------      ----------------

Other Income/Expenses:
     Interest Income                                                           -                     -
     Loss on Investments                                                       -                     -
     Gain/Loss on Discontinued Operations                                      -               (36,209)
     Interest Expense                                                          -                     -
                                                                 ----------------      ----------------

Net Other Income/Expense                                                       -               (36,209)
                                                                 ----------------      ----------------

Net Gain/Loss                                                         $ (150,178)            $ (70,519)
                                                                 ================      ================

Per Share Information:

     Weighted average number
     of common shares outstanding                                      6,621,999             6,621,999
                                                                 ----------------      ----------------

Net Loss per common share                                                $ (0.02)              $ (0.01)
                                                                 ================      ================

The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOGIES, INC.
                  Consolidated Stockholders' Equity (Deficit)


                                                PREFERRED STOCK                   COMMON STOCKS       Additional
                                        SERIES A               SERIES B                                 Paid-In      Accumulated
                                # of Shares    Amount   # of Shares    Amount   # of Shares   Amount    Capital       Deficit
                                 -----------    ------   -----------    ------   -----------   ------   -------       -----------

Balance - July 31, 1998           1,000,000     $1,000      100,000      $ 100    1,440,350    $ 1,440   $ 5,864,959  $ (6,091,217)

Issuance of stock for cash                -          -            -          -      116,667        117       92,383             -
Issuance of stock for services            -          -            -          -       80,053         80      184,008             -
Issuance of stock for services            -          -            -          -      438,889        439      336,166             -
Cancellation of stock                     -          -            -          -       (7,780)        (8)         (43)            -
Net Loss for Year                                                                         -          -            -       (594,159)
                                  ---------       -----     -------       ----- -----------    -------   ----------   --------------
Balance - July 31, 1999           1,000,000       1,000     100,000         100   2,068,179      2,068    6,477,473     (6,685,376)
                                  ---------       -----     -------       ----- -----------    -------   ----------   --------------
Issuance of stock for cash                -          -            -          -       31,133         31      136,469             -
Issuance of stock for services            -          -            -          -       68,467         69      152,889             -
Issuance of stock for services            -          -            -          -      757,354        757      241,071             -
Issuance of stock for acquisition         -          -            -          -       83,333         83      249,917             -
Issuance of stock for cash                -          -            -          -       16,667         17       49,983             -
Stock Option issuance                     -          -            -          -            -          -       36,000             -
Net Loss for Year                         -          -            -          -            -          -            -       (698,384)
                                  ---------      -----      -------      -----  -----------    -------   ----------   --------------
Balance -  July 31, 2000          1,000,000      1,000      100,000        100    3,025,133      3,025    7,343,802     (7,383,760)
                                  ---------      -----      -------      -----  -----------    -------   ----------   --------------
Issuance of stock for services            -          -            -          -    1,279,760      1,280       48,627             -
Cancellation of stock for
 acquisition                                                                        (83,333)       (83)           -             -
Net Loss for Year                         -          -            -          -            -          -            -       (506,088)
                                  ---------      -----      -------      -----  -----------    -------   ----------   --------------
Balance - July 31, 2001           1,000,000      1,000      100,000        100    4,221,560      4,222    7,392,429     (7,889,848)
                                  ---------      -----      -------      -----  -----------    -------   ----------   --------------
Issuance of stock for services            -          -            -          -      731,151        731      215,852             -
Issuance of stock for cash                -          -            -          -      100,000        100        9,900             -
Issuance of stock for services            -          -            -          -       70,000         70        6,930             -
Issuance of stock for services            -          -            -          -      100,000        100        9,900             -
Issuance of stock for services            -          -            -          -    1,085,002      1,085      161,665             -
Issuance of stock for services            -          -            -          -      100,000        100        9,900             -
Issuance of stock for services            -          -            -          -       14,286         15          985             -
Net Loss for Year                         -          -            -          -            -          -            -       (318,935)
                                  ---------      -----      -------      -----  -----------    -------   ----------   --------------
Balance - July 31, 2002           1,000,000      1,000      100,000        100    6,421,999      6,423    7,807,561     (8,208,783)
                                  ---------      -----      -------      -----  -----------    -------   ----------   --------------
Issuance of stock for services            -          -            -          -      200,000        200        4,800             -

Net Loss for Year                         -          -            -          -            -          -            -        (70,519)
                                  ---------     ------      -------      -----  -----------    -------   ----------   --------------
Balance - July 31, 2003           1,000,000      1,000      100,000        100    6,621,999      6,623    7,812,361     (8,279,302)
                                  ---------     ------      -------      -----  -----------    -------   -----------  --------------
Net Loss for Year                         -          -            -          -            -          -            -       (150,178)
                                  ---------     ------      -------      -----  -----------    -------   -----------  --------------
Balance - July 31, 2004           1,000,000     $1,000      100,000      $ 100    6,621,999    $ 6,623   $ 7,812,361  $ (8,429,480)
                                  =========     ======      =======      =====  ===========    =======   ===========  ==============

The accompanying notes are an integral part of these financial statements.

                           BAYMARK TECHNOLOGIES, INC.
                         Consolidated Equity (Deficit)
                                  (continued)



                                                  Total
                                               Stockholders'
                                                 Equity
                                                 ------

Balance - July 31, 1998                     $ (223,718)

Issuance of stock for cash                      92,500
Issuance of stock for services                 184,088
Issuance of stock for services                 336,605
Cancellation of stock                              (51)
Net Loss for Year                             (594,159)
                                            ----------
Balance - July 31, 1999                       (204,735)
                                            ----------
Issuance of stock for cash                     136,500
Issuance of stock for services                 152,958
Issuance of stock for services                 241,828
Issuance of stock for acquisition              250,000
Issuance of stock for cash                      50,000
Stock Option issuance                           36,000
Net Loss for Year                             (698,384)
                                            ----------
Balance -  July 31, 2000                       (35,833)
                                            ----------
Issuance of stock for services                  49,907
Cancellation of stock for
 acquisition                                       (83)
Net Loss for Year                             (506,088)
                                            ----------
Balance - July 31, 2001                       (492,097)
Issuance of stock for services                 216,583
Issuance of stock for cash                      10,000
Issuance of stock for services                   7,000
Issuance of stock for services                  10,000
Issuance of stock for services                 162,750
Issuance of stock for services                  10,000
Issuance of stock for services                   1,000
Net Loss for Year                             (318,935)
                                            ----------
Balance - July 31, 2002                       (393,699)
                                            ----------
Issuance of stock for services                   5,000

Net Loss for Year                              (70,519)
                                            ----------
Balance - July 31, 2003                       (459,218)
                                            ----------
Net Loss for Year                             (150,178)
                                            ----------
Balance - July 31, 2004                     $ (609,396)
                                            ==========
The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOGIES, INC.
                      Consolidated Statement of Cash Flow
                          For the Year Ended July 31,

                                Indirect Method


                                                                                                      2004                   2003
                                                                                                 ---------------     ---------------

Cash Flows from Operating Activities:

     Net (Loss)                                                                                    $ (150,178)            $ (70,519)
     Issuance of stock for services                                                                         -                 5,000
     Depreciation                                                                                           -                 5,540
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                         178                     -
     Increase in Discontinued Operations                                                                    -                  (103)
     (Decrease) Increase in accounts payable and accrued expenses                                     150,000                61,430
                                                                                                 ---------------     ---------------

Net Cash Used by Operating Activities                                                                       -                 1,348
                                                                                                 ---------------     ---------------

     Payment on Notes Payable - Related Party                                                               -                (1,352)
                                                                                                 ---------------     ---------------

Net Cash Provided by Financing Activities                                                                   -                (1,352)
                                                                                                 ---------------     ---------------

Net Increase in Cash & Cash Equivalents                                                                     -                    (4)

Beginning Cash & Cash Equivalents                                                                           -                     4
                                                                                                 ---------------     ---------------

Ending Cash & Cash Equivalents                                                                            $ -                  $ -
                                                                                                 ===============     ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                               $ -                $2,422
                                                                                                 ===============     ===============
     Cash paid for Income Taxes                                                                           $ -                  $ -
                                                                                                 ===============     ===============

NON-CASH TRANSACTIONS
     Common stock issued for services                                                                     $ -               $ 5,000
                                                                                                 ===============     ===============

The accompoanying notes are an integral part of these financial statements.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             July 31, 2004 and 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company (formerly E-Commerce West Corp.), a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. The consolidated financial statements include the accounts of Baymark Technologies, Inc., Westerngold.com Corp, Atlantic Pacific Corp. (Goldiggers), Royal Casino Group, Inc. and ISP Gold, Inc. All of the subsidiaries have been discontinued except for ISP Gold, Inc. in the year ended July 2001. The primary purpose of the Company is the developing and bringing, to market its business-to-business internet application. The Company's fiscal year end is July 31.

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

Property and Equipment

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             July 31, 2004 and 2003


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

                                                 2004                     2003
                                              ----------             -----------
Deferred tax assets
         Net operating loss carryforwards  $ 8,429,480              $ 8,279,302
         Valuation allowance                (8,429,480)              (8,279,302)
                                           ------------             ------------
         Net deferred tax assets           $         0              $         0
                                           ============             ============

At July 31, 2004, the Company had net operating loss carryforwards of approximately $8,429,480 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $609,396 at July 31, 2004.

The Company has not earned any revenue from operations in 2004. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.0001 par value and 100,000,000 shares of preferred stock at $.001 par value. In January of 2002 the Company authorized a 1:6 reverse split for the common stock. The Company issued 200,000 shares of common stock in 2003 for services, no shares of common stock were issued in 2004. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give the effects of the reverse stock split.

Note 5 - Segment Information

Baymark Technologies, Inc. operates primarily in a single operating segment, business-to business internet applications.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             July 31, 2004 and 2003


Note 6 - Note Payable - Related Party:

         Note payable to Jon Elliott for payment of company
         expenses, non-interest bearing due upon demand            $168,648
                                                                   ========

In the year 2003 Jon Elliott, president of the Company, paid Company expenses and advanced the Company the funds. The note holder is considered to be a related party.

Note 7 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

In January 2003, the FAS issued FASB Interpretation No. 146, "Consolidation of Variable Interest Entities" (FIN 146) and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 146 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 146, which effectively delayed implementation until March 2004, with earlier adoption permitted. FIN No. 146 did not materially effect the financial statements.

In March 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149did not materially effect the financial statements.

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