Form 10QSB
period 2004-10-31
Baymark Technologies, Inc.
filed 2004-12-22
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 2004


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at October 31, 2004, was 6,796,004 shares.

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                      FOR THE THREE-MONTHS OCTOBER 31, 2004
                                   (UNAUDITED)

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


We have reviewed the accompanying consolidated balance sheet of Baymark Technologies, Inc., and its subsidiaries as of October 31, 2004, and the three-months consolidated statements of operations for October 31, 2004 and 2003, and cash flows for the three-months ended October 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $8,429,480 from operations through October 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated November 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Michael Johnson & Co., LLC
 December 21, 2004
/s/Michael Johnson & Co., LLC



                           BAYMARK TECHNOLOGIES, INC.
                           Consolidated Balance Sheet





                                                                                             October 31,         July 31,
                                                                                                2004               2004
                                                                                           ----------------   ---------------

ASSETS;
Current Assets:
    Cash                                                                                               $ -               $ -
                                                                                           ----------------   ---------------

        Total Current Assets                                                                             -                  -
                                                                                           ----------------   ---------------

Fixed Assets:
     Property & Equipment                                                                           33,950            33,950
     Less Accumulated Depreciation                                                                 (33,950)          (33,950)
                                                                                           ----------------   ---------------

          Total Fixed Assets                                                                             -                 -
                                                                                           ----------------   ---------------

TOTAL ASSETS                                                                                           $ -               $ -
                                                                                           ================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                             $ 298,944          $298,944
    Accruals                                                                                       141,573           141,573
    Note Payable - Related Party                                                                   168,731           168,731
    Discontinued Operations Liability                                                                  148               148
                                                                                           ----------------   ---------------

        Total Current Liabilities                                                                  609,396           609,396
                                                                                           ----------------   ---------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                  1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2002 and 2001
       Series B Convertible preferred stock 100,000 shares                                             100               100
       issued and outstanding 2002 and 2001
    Common stock, $.001 par value, 150,000,000 shares authorized                                     6,623             6,623
        6,621,999 shares issued and outstanding in 2004
    Additional Paid-In Capital                                                                   7,812,361         7,812,361
    Accumulated deficit                                                                         (8,429,480)       (8,429,480)
                                                                                           ----------------   ---------------
        Total Stockholders' Equity                                                                (609,396)         (609,396)
                                                                                           ----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                               $ -               $ -
                                                                                           ================   ===============

See accompanying notes and accountant's report



                           BAYMARK TECHNOLOGIES, INC.
                      Consolidated Statement of Operations

                                                                              Three-Months Ended
                                                                                  October 31,
                                                                          2004                  2003
                                                                          ----                  ----

Revenue:
    Sales                                                                    $ -                   $ -                     -
                                                                       ---------             ---------
Total Income                                                                   -                     -

Operating Expenses:                                                    ---------             ---------
     Administrative Expenses                                                   -                     -
                                                                       ---------             ---------
Total Expenses                                                                 -                     -
                                                                       ---------             ---------
Net Loss From Operations                                                       -                     -
                                                                       ---------             ---------
Other Income/Expenses:
     Interest Expense                                                          -                     -
                                                                       ---------             ---------
Net Other Income/Expenses                                                      -                     -
                                                                       ---------             ---------
Net Gain/Loss                                                                $ -                   $ -
                                                                       =========             =========
Per Share Information:

     Weighted average number
     of common shares outstanding                                      6,621,999             6,621,999
                                                                       ---------             ---------
Net Loss per common share                                                    (*)                   (*)
                                                                       =========             =========
* Less than $.01

See Accompanying notes and accountant's report



                                            PREFERRED STOCK           COMMON STOCKS    Additional                        Total
                                    SERIES A               SERIES B                     Paid-In     Accumulated       Stockholders'
                            # of Shares  Amount   # of Shares Amount #of Shares  Amount Capital      Deficit             Equity
                              ---------  ------   ----------- ------ ----------- ------ -------      ---------        -------------

Balance - July 31, 1998       1,000,000  $ 1,000  100,000   $ 100   1,440,350 $ 1,440  $ 5,864,959  $ (6,091,217)        $ (223,718)

Issuance of stock for cash            -        -        -       -     116,667     117       92,383             -             92,500
Issuance of stock for services        -        -        -       -      80,053      80      184,008             -            184,088
Issuance of stock for services        -        -        -       -     438,889     439      336,166             -            336,605
Cancellation of stock                 -        -        -       -      (7,780)     (8)         (43)            -                (51)
Net Loss for Year                                                           -       -            -      (594,159)          (594,159)
                              ---------   ------  -------   ------  --------- -------   ----------   -----------
Balance - July 31, 1999       1,000,000    1,000  100,000      100  2,068,179   2,068    6,477,473    (6,685,376)          (204,735)
                              ---------   ------  -------   ------  --------- -------   ----------   -----------         -----------
Issuance of stock for cash            -                 -       -      31,133      31      136,469             -            136,500
Issuance of stock for services        -        -        -       -      68,467      69      152,889             -            152,958
Issuance of stock for services        -        -        -       -     757,354     757      241,071             -            241,828
Issuance of stock for
 acquisition                          -        -        -       -      83,333      83      249,917             -            250,000
Issuance of stock for cash            -        -        -       -      16,667      17       49,983             -             50,000
Stock Option issuance                 -        -        -       -           -       -       36,000             -             36,000
Net Loss for Year                     -        -        -       -           -       -            -      (698,384)          (698,384)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Balance -  July 31, 2000      1,000,000    1,000  100,000     100   3,025,133   3,025    7,343,802    (7,383,760)           (35,833)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Issuance of stock for services        -        -        -       -   1,279,760   1,280       48,627             -             49,907
Cancellation of stock for
 acquisition                          -        -        -       -     (83,333)    (83)           -             -                (83)
Net Loss for Year                     -        -        -       -           -       -            -      (506,088)          (506,088)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Balance - July 31, 2001       1,000,000    1,000  100,000     100   4,221,560   4,222    7,392,429    (7,889,848)          (492,097)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Issuance of stock for services        -        -        -       -     731,151     731      215,852             -            216,583
Issuance of stock for cash            -        -        -       -     100,000     100        9,900             -             10,000
Issuance of stock for services        -        -        -       -      70,000      70        6,930             -              7,000
Issuance of stock for services        -        -        -       -     100,000     100        9,900             -             10,000
Issuance of stock for services        -        -        -       -   1,085,002   1,085      161,665             -            162,750
Issuance of stock for services        -        -        -       -     100,000     100        9,900             -             10,000
Issuance of stock for services        -        -        -       -      14,286      15          985             -              1,000
Net Loss for Year                     -        -        -       -           -       -            -      (318,935)          (318,935)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Balance - July 31, 2002       1,000,000    1,000  100,000     100   6,421,999   6,423    7,807,561    (8,208,783)          (393,699)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Issuance of stock for services        -        -        -       -     200,000     200        4,800             -              5,000

Net Loss for Year                     -        -        -       -           -       -            -       (70,519)           (70,519)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Balance - July 31, 2003       1,000,000    1,000  100,000     100   6,621,999   6,623    7,812,361    (8,279,302)          (459,218)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Net Loss for Year                     -        -        -       -           -       -            -      (150,178)          (150,178)
                              ---------   ------  -------   -----   --------- -------   ----------   -----------         -----------
Balance - July 31, 2004       1,000,000    1,000  100,000     100   6,621,999   6,623    7,812,361    (8,429,480)          (609,396)
                              ---------   ------  -------   -----   --------- -------   ----------   ------------        -----------
Net Loss for Period                   -        -        -       -           -       -            -             -                  -
                              ---------   ------  -------   -----   --------- -------   -----------  ------------        -----------
Balance - October 31, 2004    1,000,000   $1,000  100,000   $ 100   6,621,999 $ 6,623   $ 7,812,361  $ (8,429,480)       $ (609,396)
                              =========   ======  =======   =====   ========= =======   ===========  ============        ===========

See accompanying notes and accountant's report



                           BAYMARK TECHNOLOGIES, INC.
                      Consolidated Statement of Cash Flow

                                 Indirect Method

                                                                                                               Three-Months Ended
                                                                                                                  October 31,
                                                                                                             2004               2003
                                                                                                             ----               ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                                    $ -           $ -
     Issuance of stock for services                                                                                  -             -
     Depreciation                                                                                                    -             -
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                                    -             -
     Increase in Discontinued Operations                                                                             -             -
     (Decrease) Increase in accounts payable and accrued expenses                                                    -             -
                                                                                                                   -----     -------
Net Cash Used by Operating Activities                                                                                -             -
                                                                                                                   -----     -------
Cash flows from Investing Activities:
     Sale of Property                                                                                                -             -
                                                                                                                   -----     -------
 Net Cash used for Investing Activities                                                                              -             -
                                                                                                                   -----     -------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                                    -             -
     Payments to Loans from officers                                                                                 -             -
                                                                                                                   -----     -------
Net Cash Provided by Financing Activities                                                                            -             -
                                                                                                                   -----     -------
Net Increase in Cash & Cash Equivalents                                                                              -             -

Beginning Cash & Cash Equivalents                                                                                    -             -
                                                                                                                   -----     -------
Ending Cash & Cash Equivalents                                                                                     $ -           $ -
                                                                                                                   =====     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                                        $ -           $ -
                                                                                                                   =====     =======
     Cash paid for Income Taxes                                                                                    $ -           $ -
                                                                                                                   =====     =======
NON-CASH TRANSACTIONS
     Common stock issued for services                                                                              $ -       $ 5,000
                                                                                                                   =====     =======

See accompanying notes and accountants report

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                October 31, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Baymark Technologies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2004 and the results of operations for the three-months ended October 31, 2004 and 2003, and cash flows for the three-months ended October 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended July 31, 2004.

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

Results of Operations for the Quarter Ended October 31, 2004 Compared to the Same Period in 2003.

During the quarters ended October 31, 2004, and 2003, no revenues were generated. The Company had no other operating income during the quarter.

The company had no operating expenses in the quarter in 2004 and 2003. The company incurred no administrative expenses in 2003 and 2002, in the quarter. The net/profit or loss was none in the quarter in 2004 or in the quarter in 2003. The profit/loss per share was none in the quarter in 2004 and 2003.

Changes in Financial Condition

Year to date the Company has no cash position at quarter end. The Company's total liabilities are approximately $609,396 all of which is current. The company expects the trend of losses to continue at about the same rate as year to date.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $609,396 all of which is current, no cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $250,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report October 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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


Jon Elliott                             December 22, 2004
- --------------------------------------------------------
Jon Elliott     President, Chief Executive Officer
                 and Chief Financial Officer