Form 10QSB
period 2005-01-31
Baymark Technologies, Inc.
filed 2005-03-18
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended January 31, 2005


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at January 31, 2005, was 6,621,996 shares.

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                       FOR THE SIX-MONTHS JANUARY 31, 2005
                                   (UNAUDITED)

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)
                                   FORM 10-Q

                          INDEX OF FINANCIAL STATEMENTS



                                                                           Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Consolidated Stockholders' Equity (Deficit)                            F-4 - F-5

Statements of Cash Flow                                                      F-6

Notes to Financial Statements                                                F-7

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Baymark Technologies, Inc.
San Diego, CA


We have reviewed the accompanying consolidated balance sheet of Baymark Technologies, Inc., and its subsidiaries as of January 31, 2005, and the three and six-months consolidated statements of operations for January 31, 2005 and 2004, and cash flows for the six-months ended January 31, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company's management.

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


Michael Johnson & Co., LLC
 February 23, 2005
/s/Michael Johnson & Co., LLC



                           BAYMARK TECHNOLOGIES, INC.
                           Consolidated Balance Sheet



                                                                                             January 31,         July 31,
                                                                                                2005               2004
                                                                                           ----------------   ---------------

ASSETS;
Current Assets:
    Cash                                                                                               $ -               $ -
                                                                                           ----------------   ---------------

        Total Current Assets                                                                             -                  -
                                                                                           ----------------   ---------------

Fixed Assets:
     Property & Equipment                                                                           33,950            33,950
     Less Accumulated Depreciation                                                                 (33,950)          (33,950)
                                                                                           ----------------   ---------------

          Total Fixed Assets                                                                             -                  -
                                                                                           ----------------   ---------------

Other Assets:
     Prepaid Expenses                                                                                    -                  -
                                                                                           ----------------   ---------------

        Total Other Assets                                                                               -                  -
                                                                                           ----------------   ---------------

TOTAL ASSETS                                                                                           $ -                $ -
                                                                                           ================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                             $ 298,944          $298,944
    Accruals                                                                                       141,573           141,573
    Note Payable - Related Party                                                                   168,731           168,731
    Discontinued Operations Liability                                                                  148               148
                                                                                           ----------------   ---------------

        Total Current Liabilties                                                                   609,396           609,396
                                                                                           ----------------   ---------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                  1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2002 and 2001
       Series B Convertible preferred stock 100,000 shares                                             100               100
       issued and outstanding 2002 and 2001
    Common stock, $.001 par value, 150,000,000 shares authorized                                     6,623             6,623
        6,621,996 shares issued and outstanding in 2003 and 2004
    Additional Paid-In Capital                                                                   7,812,361         7,812,361
    Accumulated deficit                                                                         (8,429,480)       (8,429,480)
                                                                                           ----------------   ---------------

        Total Stockholders' Equity                                                                (609,396)         (609,396)
                                                                                           ----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                              $ -                $ -
                                                                                           ================   ===============

See Accountant' Review Report


                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Operations


                                                              Three-Months Ended                    Six-Months Ended
                                                                 January 31,                          January 31,
                                                            2005              2004               2005               2004
                                                            ----              ----               ----               ----

Revenue:
    Sales                                                    $ -               $ -                $ -                $ -
                                                           ---------         ---------          ---------          ---------
Total Income                                                   -                 -                  -                  -
                                                           ---------         ---------          ---------          ---------
Operating Expenses:
     Administrative Expenses                                   -                 -                  -                  -
                                                           ---------         ---------          ---------          ---------
Total Expenses                                                 -                 -                  -                  -
                                                           ---------         ---------          ---------          ---------
Net Loss From Operations                                       -                 -                  -                  -
                                                           ---------         ---------          ---------          ---------
Net Gain/Loss                                                $ -               $ -                $ -                $ -
                                                           =========         =========          =========          =========
Per Share Information:

     Weighted average number
     of common shares outstanding                          6,621,996         6,596,004          6,596,004          6,596,004
                                                           ---------         ---------          ---------          ---------
Net Loss per common share                                    (*)               (*)                (*)                (*)
                                                           =========         =========          =========          =========
* Less than $.01


See Accountant's Review Report


                           BAYMARK TECHNOLOGIES, INC.
                  Consolidated Stockholders' Equity (Deficit)
                       For Period Ended January 31, 2005



                                          PREFERRED STOCK                              COMMON STOCKS       Additional
                                   SERIES A                SERIES B                                         Paid-In      Accumulated
                                 # of Shares    Amount   # of Shares    Amount     # of Shares   Amount     Capital       Deficit
                                 -----------    ------   -----------    ------     -----------   ------     -------       --------

Balance - July 31, 1998          1,000,000    $ 1,000       100,000      $ 100     1,440,350    $ 1,440   $ 5,864,959  $ (6,091,217)

Issuance of stock for cash               -          -             -          -       116,667        117        92,383             -
Issuance of stock for services           -          -             -          -        80,053         80       184,008             -
Issuance of stock for services           -          -             -          -       438,889        439       336,166             -
Cancellation of stock                    -          -             -          -        (7,780)        (8)          (43)            -
Net Loss for Year                                                                          -          -             -      (594,159)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------
Balance - July 31, 1999          1,000,000      1,000       100,000        100     2,068,179      2,068     6,477,473    (6,685,376)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------

Issuance of stock for cash               -          -             -          -        31,133         31       136,469             -
Issuance of stock for services           -          -             -          -        68,467         69       152,889             -
Issuance of stock for services           -          -             -          -       757,353        757       241,071             -
Issuance of stock for
  acquisition                            -          -             -          -        83,333         83       249,917             -
Issuance of stock for cash               -          -             -          -        16,667         17        49,983             -
Stock Option issuance                    -          -             -          -             -          -        36,000             -
Net Loss for Year                        -          -             -          -             -          -             -      (698,384)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------
Balance -  July 31, 2000         1,000,000      1,000       100,000        100     3,025,132      3,025     7,343,802    (7,383,760)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------

Issuance of stock for services           -          -             -          -     1,279,760      1,280        48,627             -
Cancellation of stock for
 acquistion                              -          -             -          -       (83,333)       (83)            -             -
Net Loss for Year                        -          -             -          -             -          -             -      (506,088)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------
Balance - July 31, 2001          1,000,000      1,000       100,000        100     4,221,559      4,222     7,392,429    (7,889,848)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------

Issuance of stock for services           -          -             -          -       731,151        731       215,852             -
Issuance of stock for cash               -          -             -          -       100,000        100         9,900             -
Issuance of stock for services           -          -             -          -        70,000         70         6,930             -
Issuance of stock for services           -          -             -          -       100,000        100         9,900             -
Issuance of stock for services           -          -             -          -     1,085,000      1,085       161,665             -
Issuance of stock for services           -          -             -          -       100,000        100         9,900             -
Issuance of stock for services           -          -             -          -        14,286         15           985             -
Net Loss for Year                        -          -             -          -             -          -             -      (318,935)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------
Balance - July 31, 2002          1,000,000      1,000       100,000        100     6,421,996      6,423     7,807,561    (8,208,783)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------

Issuance of stock for services           -          -             -          -       200,000        200         4,800             -
Net Loss for Year                        -          -             -          -             -          -             -       (70,519)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------
Balance - July 31, 2003          1,000,000      1,000       100,000        100     6,621,996      6,623     7,812,361    (8,279,302)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------

Net Loss for Year                        -          -             -          -             -          -             -      (150,178)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------
Balance - July 31, 2004          1,000,000      1,000       100,000        100     6,621,996      6,623     7,812,361    (8,429,480)
                                 ---------      -----       -------        ---     ---------      -----     ---------    ----------

Net Loss for Period                      -          -             -          -             -          -             -             -
                                 ---------     ------       -------      -----     ---------    -------   -----------  ------------
Balance - January 31, 2005       1,000,000     $1,000       100,000      $ 100     6,621,996    $ 6,623   $ 7,812,361  $ (8,429,480)
                                 =========     ======       =======      =====     =========    =======   ===========  ============


See Accountant's Reveiw Report

                           BAYMARK TECHNOLOGIES, INC.
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended January 31, 2005
                                  (continued)



                                      Total
                                      Stockholders'
                                      Equity
                                      ------


Balance - July 31, 1998                $ (223,718)

Issuance of stock for cash                 92,500
Issuance of stock for service             184,088
Issuance of stock for service             336,605
Cancellation of stock                         (51)
Net Loss for Year                        (594,159)
                                         --------

Balance - July 31, 1999                  (204,735)
                                         --------

Issuance of stock for cash                136,500
Issuance of stock for service             152,958
Issuance of stock for service             241,828
Issuance of stock for
  acquisition                             250,000
Issuance of stock for cash                 50,000
Stock Option issuance                      36,000
Net Loss for Year                        (698,384)
                                         --------

Balance -  July 31, 2000                  (35,833)
                                          -------

Issuance of stock for service              49,907
Cancellation of stock for
 acquistion                                   (83)
Net Loss for Year                        (506,088)
                                         --------

Balance - July 31, 2001                  (492,097)
                                         --------

Issuance of stock for service             216,583
Issuance of stock for cash                 10,000
Issuance of stock for service               7,000
Issuance of stock for service              10,000
Issuance of stock for service             162,750
Issuance of stock for service              10,000
Issuance of stock for service               1,000
Net Loss for Year                        (318,935)
                                         --------

Balance - July 31, 2002                  (393,699)
                                         --------

Issuance of stock for service               5,000
Net Loss for Year                         (70,519)
                                          -------

Balance - July 31, 2003                  (459,218)
                                         --------

Net Loss for Year                        (150,178)
                                         --------

Balance - July 31, 2004                  (609,396)
                                         --------

Net Loss for Period                             -
                                         --------
Balance - January 31, 2005             $ (609,396)
                                       ==========


See Accountant's Review Report



                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Cash Flow



                                                                                                         Six-Months Ended
                                                                                                            January 31,
                                                                                                       2005               2004
                                                                                                       ----               ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                         $ -                $ -
     Issuance of stock for services                                                                       -                  -
     Depreciation                                                                                         -                  -
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                         -                  -
     Increase in Discontinued Operations                                                                  -                  -
     (Decrease) Increase in accounts payable and accrued expenses                                         -                  -
                                                                                                        -----              -----
Net Cash Used by Operating Activities                                                                     -                  -
                                                                                                        -----              -----
Cash flows from Investing Activities:
     Sale of Property                                                                                     -                  -
                                                                                                        -----              -----
Net Cash used for Investing Activities                                                                    -                  -
                                                                                                        -----              -----
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                         -                  -
     Payments to Loans from officers                                                                      -                  -
                                                                                                        -----              -----
Net Cash Provided by Financing Activities                                                                 -                  -
                                                                                                        -----              -----
Net Increase in Cash & Cash Equivalents                                                                   -                  -

Beginning Cash & Cash Equivalents                                                                         -                  4
                                                                                                        -----              -----
Ending Cash & Cash Equivalents                                                                          $ -                $ 4
                                                                                                        =====              =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                             $ -                $  -
                                                                                                        =====              =====
     Cash paid for Income Taxes                                                                         $ -                $  -
                                                                                                        =====              =====
NON-CASH TRANSACTIONS
     Common stock issued for services                                                                   $ -                $  -
                                                                                                        =====              =====

See Accountant's Review Report

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                January 31, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Baymark Technologies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2005 and the results of operations for the three and six-months ended January 31, 2005 and 2004, and cash flows for the six-months ended January 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

Cautionary and Forward Looking Statements
-----------------------------------------


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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for fiscal year ended July 31, 2004 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended January 31, 2005 Compared to the Same Period in 2004.
--------------------------------------------------------------------------------

During the quarters ended January 31, 2005, and 2004, no revenues were generated. The Company had no operations income during the quarter.

The company had no operating expenses in the quarter in 2005 and 2004. The company incurred no administrative expenses in 2005 and 2004, in the quarter. The net/profit or loss was none in the quarter in 2005 or in the quarter in 2004. The profit/loss per share was none in the quarter in 2005 and 2004.

Results of Operations for the Six Months Ended January 31, 2005 Compared to Same Period in 2004.
-------------------------------------------------------------------------------

The company had no revenues in the period ended January 31, 2005 or in the same period in 2004. The Company was dormant.

The company had no operating expense in the six month period in 2005 or in 2004. There were no administrative expense incurred in the six month period ended January 31, 2005 and 2004. The net profit/loss for the period was none in 2005 or 2004. The profit per share was none in the period in 2005 and 2004.

Changes in Financial Condition
------------------------------

Year to date the Company has no cash position at quarter end. The Company's total liabilities are approximately $609,396 all of which is current. The company expects the trend of losses to continue at about the same rate as year to date.

Liquidity and Capital Resources
-------------------------------

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $609,396, all of which is current, no cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $250,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report January 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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


Jon Elliott                             March 14, 2005
- --------------------------------------------------------
Jon Elliott     President, Chief Executive Officer
                 and Chief Financial Officer