Form 10QSB
period 2005-04-30
Baymark Technologies, Inc.
filed 2005-06-22
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended April 30, 2005


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at April 30, 2005, was 6,796,004 shares.

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                       FOR THE NINE-MONTHS APRIL 30, 2005
                                   (UNAUDITED)

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








               REPORT ON REVIEW BY REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
Baymark Technologies, Inc.
San Diego, CA


We have reviewed the accompanying consolidated balance sheet of Baymark Technologies, Inc., and its subsidiaries as of April 30, 20045 and the three and nine-months consolidated statements of operations for April 30, 2005, and cash flows for the nine-months ended April 30, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America and standards of the PCAOB, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $8,279,302 from operations through April 30, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of July 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated November 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Michael Johnson & Co., LLC
 May 27, 2005
/s/Michael Johnson & Co., LLC



                              BAYMARK TECHNOLOGIES
                           Consolidated Balance Sheet


                                                                                              April 30,          July 31,
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
                                                                                           ================   ===============

See Accountants' Review Report


                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Operations


                                                             Three-Months Ended                   Nine-Months Ended
                                                                 April 30,                            April 30,
                                                           2005              2004               2005              2004
                                                           ----              ----               ----              ----

Revenue:
    Sales                                                   $ -               $-                $ -                $-
                                                          ---------         ---------          ---------         ---------
Total Income                                                  -                -                  -                 -
                                                          ---------         ---------          ---------         ---------
Operating Expenses:
     Administrative Expenses                                  -                -                  -                 -
                                                          ---------         ---------          ---------         ---------
Total Expenses                                                -                -                  -                 -
                                                          ---------         ---------          ---------         ---------
Net Loss From Operations                                      -                -                  -                 -
                                                          ---------         ---------          ---------         ---------
Net Gain/Loss                                               $ -               $-                $ -                $-
                                                          =========         =========          =========         =========
Per Share Information:

     Weighted average number
     of common shares outstanding                         6,796,004         6,596,004          6,796,004         6,596,004
                                                          ---------         ---------          ---------         ---------
Net Loss per common share                                   (*)               (*)                (*)               (*)
                                                          =========         =========          =========         =========
* Less than $.01


See Accountants' Review Report



                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended April 30, 2005


                                       PREFERRED STOCK                               COMMON STOCKS        Additional
                                SERIES A                 SERIES B                                          Paid-In      Accumulated
                               # of Shares    Amount   # of Shares    Amount     # of Shares    Amount     Capital       Deficit
                               -----------    ------   -----------    ------     -----------    ------    --------       -------

Balance - July 31, 1998           1,000,000    $ 1,000      100,000       $ 100      1,440,350 $ 1,440   $ 5,864,959   $(6,091,217)

Issuance of stock for cash             -          -            -           -        116,667        117        92,383             -
Issuance of stock for services         -          -            -           -         80,053         80       184,008             -
Issuance of stock for services         -          -            -           -        438,889        439       336,166             -
Cancellation of stock                  -          -            -           -           (512)        (1)          (50)            -
Net Loss for Year                                                                         -          -             -      (594,159)
                                  ---------     ------      -------       ----- -----------    -------   -----------   -----------
Balance - July 31, 1999           1,000,000      1,000      100,000         100   2,075,447      2,075     6,477,466    (6,685,376)
                                  ---------     ------      -------       ----- -----------    -------   -----------   -----------
Issuance of stock for cash             -          -            -           -         31,133         31       136,469             -
Issuance of stock for services         -          -            -           -         68,467         69       152,889             -
Issuance of stock for services         -          -            -           -        757,353        757       241,071             -
Issuance of stock for acquisition      -          -            -           -         83,333         83       249,917             -
Issuance of stock for cash             -          -            -           -         16,667         17        49,983             -
Stock Option issuance                  -          -            -           -              -          -        36,000             -
Net Loss for Year                      -          -            -           -              -          -             -      (698,384)
                                  ---------     ------      -------       ----- -----------    -------   -----------   -----------
Balance -  July 31, 2000          1,000,000      1,000      100,000         100   3,032,400      3,032     7,343,795    (7,383,760)
                                  ---------     ------      -------       ----- -----------    -------   -----------   -----------
Issuance of stock for services         -          -            -           -      1,363,167      1,363        48,544             -
Net Loss for Year                      -          -            -           -              -          -             -      (506,088)
                                  ---------     ------      -------       ----- -----------    -------   -----------   -----------
Balance - July 31, 2001           1,000,000      1,000      100,000         100   4,395,567      4,395     7,392,339    (7,889,848)
                                  ---------     ------      -------       ----- -----------    -------   -----------   -----------
Issuance of stock for services         -          -            -           -        731,151        731       215,852             -
Issuance of stock for cash             -          -            -           -        100,000        100         9,900             -
Issuance of stock for services         -          -            -           -         70,000         70         6,930             -
Issuance of stock for services         -          -            -           -        100,000        100         9,900             -
Issuance of stock for services         -          -            -           -      1,085,000      1,085       161,665             -
Issuance of stock for services         -          -            -           -        100,000        100         9,900             -
Issuance of stock for services         -          -            -           -         14,286         15           985             -
Net Loss for Year                      -          -            -           -              -          -             -      (318,935)
                                  ---------     ------      -------       ----- -----------    -------   -----------  ------------
Balance - July 31, 2002           1,000,000      1,000      100,000         100   6,596,004      6,596     7,807,471    (8,208,783)
                                  ---------     ------      -------       ----- -----------    -------   -----------  ------------
Issuance of stock for services         -          -            -           -        200,000        200         4,800             -

Net Loss for Year                      -          -            -           -              -          -             -       (70,519)
                                  ---------     ------      -------       ----- -----------    -------   -----------  ------------
Balance - July 31, 2003           1,000,000      1,000      100,000         100   6,796,004      6,796     7,812,271    (8,279,302)
                                  ---------     ------      -------       ----  -----------    -------   -----------  ------------
Net Loss for Year                      -          -            -           -              -          -             -             -
                                  ---------     ------      -------       ----- -----------    -------   -----------  ------------
Balance - July 31, 2004           1,000,000      1,000      100,000         100   6,796,004      6,796     7,812,271    (8,279,302)
                                  ---------     ------      -------       ----- -----------    -------   -----------  ------------
Net Loss for Period                    -          -            -           -              -          -             -             -
                                  ---------     ------      -------       ----- -----------    -------   -----------  ------------
Balance - April 30, 2005          1,000,000     $1,000      100,000       $ 100 $ 6,796,004    $ 6,796   $ 7,812,271  $ (8,279,302)
                                  =========     ======      =======       ===== ===========    =======   ===========  ============

                         See Accountants' Review Report

                              BAYMARK TECHNOLOGIES
                   Consolidated Stockholders' Equity (Deficit)
                         For Period Ended April 30, 2005
                                  (continued)

Total
Stockholders'
Equity
--------

Balance - July 31, 1998               $ (223,718)

Issuance of stock for cash                92,500
Issuance of stock for services           184,088
Issuance of stock for services           336,605
Cancellation of stock                        (51)
Net Loss for Year                       (594,159)
                                      ----------
Balance - July 31, 1999                 (204,735)
                                      ----------
Issuance of stock for cash               136,500
Issuance of stock for services           152,958
Issuance of stock for services           241,828
Issuance of stock for acquisition        250,000
Issuance of stock for cash                50,000
Stock Option issuance                     36,000
Net Loss for Year                       (698,384)
                                      ----------
Balance -  July 31, 2000                 (35,833)
                                      ----------
Issuance of stock for services            49,907
Net Loss for Year                       (506,088)
                                      ----------
Balance - July 31, 2001                 (492,014)
                                      ----------
Issuance of stock for services           216,583
Issuance of stock for cash                10,000
Issuance of stock for services             7,000
Issuance of stock for services            10,000
Issuance of stock for services           162,750
Issuance of stock for services            10,000
Issuance of stock for services             1,000
Net Loss for Year                       (318,935)
                                      ----------
Balance - July 31, 2002                 (393,616)
                                      ----------
Issuance of stock for services             5,000

Net Loss for Year                        (70,519)
                                      ----------
Balance - July 31, 2003                 (459,135)
                                      ----------
Net Loss for Year                        -
                                      ----------
Balance - July 31, 2004                 (459,135)
                                      ----------
Net Loss for Period                      -
                                      ----------
Balance - April 30, 2005              $ (459,135)
                                      ==========
See Accountants' Review Report


                              BAYMARK TECHNOLOGIES
                      Consolidated Statement of Cash Flow

                                Indirect Method


                                                                                                          Nine-Months Ended
                                                                                                              April 30,
                                                                                                       2005               2004
                                                                                                       ----               ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                         $ -                $ -
     Issuance of stock for services                                                                       -                  -
     Depreciation                                                                                         -                  -
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                         -                  -
     Increase in Discontinued Operations                                                                  -                  -
     (Decrease) Increase in accounts payable and accrued expenses                                         -                  -
                                                                                                        ----               ----
Net Cash Used by Operating Activities                                                                     -                  -
                                                                                                        ----               ----
Cash flows from Investing Activities:
     Sale of Property                                                                                     -                  -
                                                                                                        ----               ----
Net Cash used for Investing Activities                                                                    -                  -
                                                                                                        ----               ----
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                         -                  -
     Payments to Loans from officers                                                                      -                  -
                                                                                                        ----               ----
Net Cash Provided by Financing Activities                                                                 -                  -
                                                                                                        ----               ----
Net Increase in Cash & Cash Equivalents                                                                   -                  -

Beginning Cash & Cash Equivalents                                                                         -                  -
                                                                                                        ----               ----
Ending Cash & Cash Equivalents                                                                          $ -                $ -
                                                                                                        ====               ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                             $ -                $ -
                                                                                                        ====               ====
     Cash paid for Income Taxes                                                                         $ -                $ -
                                                                                                        ====               ====
NON-CASH TRANSACTIONS
     Common stock issued for services                                                                   $ -                $ -
                                                                                                        ====               ====

See Accountants' Review Report

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                 April 30, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Baymark Technologies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2005 and the results of operations for the three and nine-months ended April 30, 2005 and 2004, and cash flows for the nine-months ended April 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

     There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market any products and services, the Company may not be able to attract or retain qualified executives and personnel, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in businesses.

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

Results of Operations for the Quarter Ended April 30, 2005 Compared to the Same Period in 2004.

During the quarters ended April 30, 2005, and 2004, no revenues were generated. The Company had no other operating income during the quarter.

The company had no operating expenses in the quarter in 2005 and 2004. The company incurred no administrative expenses in 2005 and 2004, in the quarter. The net/profit or loss was none in the quarter in 2005 or in the quarter in 2004. The profit/loss per share was none in the quarter in 2005 and 2004.

Results of Operations for the Nine Months Ended April 30, 2005 Compared to Same Period in 2004.

The company had no revenues in the period ended April 30, 2005 or in the same period in 2004. The Company was dormant.

The company had no operating expense in the nine month period in 2005 or in 2004. There were no administrative expenses incurred in the nine month period ended April 30, 2005 and 2004. The net profit/loss for the period was none in 2005 or 2004. The profit per share was none in the period in 2005 and 2004.

Changes in Financial Condition

The Company has no cash position at quarter end. The Company's total liabilities are approximately $459,313 all of which is current. The company expects the trend of losses to continue at about the same rate as year to date.

Liquidity and Capital Resources

Year to date, the company had no revenue, and has no cash position, which is insufficient for any operations. The company had illiquid assets of nominal value at period end.

The company's only capital resources are its assets which are illiquid and its common stock which might be sold to raise capital.

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

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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


Jon Elliott                             June 21, 2005
- --------------------------------------------------------
Jon Elliott     President, Chief Executive Officer
                 and Chief Financial Officer