Form 10KSB
period 2005-07-31
Baymark Technologies, Inc.
filed 2005-11-15
CIK 352912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the Fiscal Year Ended July 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                    [X] Yes                  [__] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB ___

Transitional Small Business Dixclosure Format (Check one): Yes___; No X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 2005 was $73,850 based upon a price of $.025 at such date

6,621,999 shares of registrant's $0.001 par value common stock were outstanding and issued as of July 31, 2005.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         1
     Item 3.   Legal Proceedings                                               2
     Item 4.   Submission of Matters to a Vote of Security Holders             2


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        2
     Item 6.   Management's Discussion and Analysis or Plan of Operation       4
     Item 7.   Financial Statements                                            5
     Item 8. Changes in and Disagreements With Accountants on Accounting 5 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         6
     Item 8b.  Other Information                                               6




PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               7
     Item 10.  Executive Compensation                                          7
     Item 11.  Security Ownership of Certain Beneficial Owners and Management  8
     Item 12.  Certain Relationships and Related Transactions                  9

     Item 13.  Exhibits and Reports on Form 8-K                                9
     Item 14.  Principal Accountant Fees and Services                         11




SIGNATURES                                                                    12

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

     The Company stock traded on the OTCBB and on the "Pink Sheets" under the symbol "BYMT" in the fiscal year after fiscal year end, and after September 30, 2005, the Company symbol was changed to "BYMR" on the OTCBB. The Company maintains its principal office at 7609 Ralston Road, Arvada, CO 80002. The Company's mailing address is 7609 Ralston Road, Arvada, CO 80002, it's telephone and fax numbers are (303) 422.8127.

      Narrative Description of Business

     The Company has no subsidiaries

     Since  1999 all of the companies business efforts have failed.

      Employees

      The Company currently employs no employees.

Item 2. Description of Properties.

     The Company does not own or lease any real property. There is no formal office of the Company. Mail is received at 7609 Ralston Road, Arvada, CO 80002.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information. The Companys common stock traded on the OTCBB and "Pink Sheets" under the symbol "BYMT" during the fiscal year. After September 30, 2005 the company's outstanding common stock was reverse split one for ten shares, and its current trading symbol is "BYMR".

      The following table sets forth the high and low bid prices per share of the Company's Common Stock for the quarters indicated. These prices represent inter-dealer prices, without adjustment for retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

     Year Ended
      July 31,
       2005                            High             Low
       ----                            ----             ---

       Fourth Quarter. . . . .        $.09            $.019
       Third  Quarter. . . . .        $.10            $.05
       Second Quarter. . . . .        $.20            $.01
       First  Quarter. . . . .        $.01            $.007

     Year Ended
      July 31,
       2004
       ----
       Fourth Quarter. . . . .        $.029            $.019
       Third  Quarter. . . . .        $.029            $.018
       Second Quarter. . . . .        $.06             $.019
       First  Quarter. . . . .        $.08             $.059

(b) Holders. The approximate number of holders of record of the Company's Common Stock as of July 31, 2005 was 2,650 (approximately).

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations for fiscal year ended July 31, 2005 compared to fiscal year ended July 31, 2004.

The company had no revenues for fiscal year ended July 31, 2005 (fiscal 2004) or in the same period ended July 31, 2004 (fiscal 2003). The company incurred no operating expenses in fiscal 2004 and $150,178 in fiscal 2003. The substantial increase in expenses in fiscal 2003 was due to legal and accounting, related to getting the Company current in SEC filings compared to minimal operations in fiscal 2004.

     The net loss was none for fiscal 2004 and ($150,178) for fiscal year 2003. The net loss per share was none in fiscal 2004 and ($.02) in fiscal 2003.

Liquidity and Capital Resources

     During the fiscal year, the company had no revenue, and it had no cash or significant operations. The company's only capital resources are its, and its common stock which might be sold to raise capital.

Changes in Financial Condition

The Company has no cash position, and significant debt. The Company's total debt The Company's total liabilities are approximately $609,396 at year end.


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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $609,396 all of which is current, no cash, minimal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $200,000.


Item 7. Financial Statements.

Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Michael Johnson & Co, formerly auditors for the Company, resigned as auditors as of June 1, 2005, at the request of the Board. Jaspers + Hall, PC were engaged as auditors for Company on June 1, 2005.

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

               The audit report by Michael Johnson & Co., LLC, for periods up to July 31, 2004 and 2003, was issued containing an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. No report of Michael Johnson & Co., LLC contained an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 8a. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures and internal controls as of July 31, 2005 (evaluation date) and have concluded that the internal and disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no material changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to material deficiencies and material weaknesses.

Item 8b.

Other Information
-----------------

None.

                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers as of fiscal year end

Name                             Age               Positions held with Company

Jon F. Elliott                   59                Director, President and
                                                   CEO

Subsequent to fiscal year end, Wesley F. Whititng, Redgie Green and Jon Elliott were elected as directors. See 8K Report of September 14, 2005.

Background information about each director and executive officer is as follows:


No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

There are no family relationships among the members of the Board of Directors and Management.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended July 31, 2005, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

                            Fiscal       Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                    Ended      ($)            ($)          Compensation          Stock            Underlying
                            July 31                                       ($)               Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------

Jon F. Elliott              2005       $0             0            0                     0                0
President/ CEO              2004       $0             0            0                     0                0
& Director                  2003       $100,000*      0            0                     0                0

All Officers &              2005       $0             0            0                     0                0
Directors as a group (2)    2004       $0             0            0                     0                0
                            2003       $100,000*      0            0                     0                0


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2005, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

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

(1) Includes 737,779 shares owned by Mary K. Elliott individually and 684,392 shares owned by Jon Elliott individually

Item 12. Certain Relationships and Related Transactions.

None



Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits:
     -----------------------------------------

        31 Sarbanes Oxley
        32 Sarbanes Oxley

(b)  Reports on Form 8-K:
     --------------------

8-K filed 8/9/2005
8-K filed 9/14/2005

(1) The Registrant's Articles of Incorporation and Bylaws are incorporated herein by reference to SEC file No. 2-69024, filed
September 2, 1980.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

Item 14. Principal Accountant Fees and Services

General. Jaspers + Hall, PC, CPAs ("J+H") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Jaspers + Hall's independence.

     Audit Fees. In 2005 Michael Johnson & Co (prior auditor) charged the Company $5,000 for the Fiscal Year End 2005 audit and $10,000 for professional services including: audit of the annual financial statement of the Company for the fiscal years ended July 31, 2001-2004 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods from October 31, 2001 to April 30, 2005. In 2004, Singer Lewak Greenbaum & Goldstein LLP, prior auditors were paid $27,000 for accrued fees from 2000-2001 for audit services.

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


Date: November 14, 2005

BAYMARK TECHNOLOGIES, INC.

/s/Jon F. Elliott
----------------------
Jon F. Elliott,  President and Chief
Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2005

/s/Jon F. Elliott
-----------------------
Jon F. Elliott, Director

/s/Wesley Whiting
-----------------
Wesley Whiting, Director

/s/Redgie Green
-----------------
Redgie Green

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2005 AND 2004

                           BAYMARK TECHNOLOGIES, INC.
                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Stockholders' Equity                                       F-4,F-5

Statements of Cash Flow                                                      F-6

Notes to Financial Statements                                          F-7 - F-9

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                        FOR THE YEARS ENDED JULY 31, 2005

                           BAYMARK TECHNOLOGIES, INC.
                               2371 PRESIDIO DRIVE
                               SAN DIEGO, CA 92103




November 10, 2004


Michael Johnson & Co., LCC
9175 East Kenyon Avenue
Suite 100
Denver, CO  80237


We are providing this letter in connection with your audit of the balance sheet of Baymark Technologies Inc., as of July 31, 2004 and 2003, and the related statements of income, retained earnings, and cash flows, for the years then ended, for the purpose of expressing an opinion as to whether the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Baymark Technologies, Inc., in conformity with accounting principles generally accepted in the United States and the standards of PCAOB. We confirm, that we are responsible for the fair presentation in the financial statements of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. We are also responsible for adopting sound accounting policies, establishing and maintaining internal controls, and preventing and detecting fraud.

We confirm, to the best of our knowledge and belief, (as of November 10, 2004), the following representations made to you during your audit.

     1. The financial statements referred to above are fairly presented in conformity with accounting principles generally accepted in the United States.

     2.   We have made available to you --

                    a.   All financial records and related data.

                    b. Minutes of meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared.

     3. There have been no communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices.

     4.   There  are no  material  transactions  that  have  not  been  properly
          recorded  in  the   accounting   records   underlying   the  financial
          statements.

     5. We believe the effects of the uncorrected financial statement misstatements summarized in the attached schedule are immaterial, both individually and in the aggregate, to the financial statements taken as a whole.

     6.   There has been no:

                    a.   Fraud  involving   management  or  employees  who  have
                         significant roles in internal control.

                    b. Fraud involving others that could have a material effect on the financial statements.

     7. The company has no plans or intentions that may materially affect the carrying value or classifications of assets and liabilities.

     8. The following have been properly recorded or disclosed in the financial statements:

                    a. Related party transactions and related accounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements, and guarantees.

                    b. Guarantees, whether written or oral, under which the company is contingently liable.

     9. There are no estimates that may be subject to a material change in the near term that have not been properly disclosed in the financial statements. We understand that near term means the period within one year of the date of the financial statements. In addition, we have no knowledge of concentrations existing at the date of the financial statements that make the company vulnerable to the risk of severe impact that have not been properly disclosed in the financial statements.

     10.  There are no:

                    a. Violations or possible violations of laws or regulations whose effect should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.

                    b. Unasserted claims or assessments that our lawyer has advised us are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5.

                    c. Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by Statement of Financial Accounting Standards No. 5.

                    d. There are no uncorrected financial statement misstatements that are material, either individually or in the aggregate, to the financial statements taken as a whole.

     11. The company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged.

..    12. We have complied with all aspects of contractual  agreements that would have a material effect on the financial statements in the event of noncompliance.

No events have occurred subsequent to the balance sheet date and though the date of this letter that would require adjustment to, or disclosure in, the financial statements.

Very truly yours,



/s/Jon Elliott
----------------------------
Baymark Technologies, Inc.


                              BAYMARK TECHNOLOGIES
                           Consolidated Balance Sheets
                                    July 31,



                                                                                                2005               2004
                                                                                           ---------------    ---------------

ASSETS:
Current Assets:
    Cash                                                                                              $ -                $ -
                                                                                           ---------------    ---------------

        Total Current Assets                                                                            -                  -
                                                                                           ---------------    ---------------

Fixed Assets:
     Property & Equipment                                                                         33,950             33,950
     Less Accumulated Depreciation                                                               (33,950)           (33,950)
                                                                                           ---------------    ---------------

          Total Fixed Assets                                                                            -                  -
                                                                                           ---------------    ---------------

TOTAL ASSETS                                                                                          $ -                $ -
                                                                                           ===============    ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
    Accounts Payable                                                                            $ 298,944          $ 298,944
    Accrued Expenses                                                                              141,573            141,573
    Note Payable - Related Party                                                                  168,731            168,731
    Discontinued Operations Liability                                                                 148                148
                                                                                           ---------------    ---------------

        Total Current Liabilties                                                                  609,396            609,396
                                                                                           ---------------    ---------------

 Stockholders Equity (Deficit):
    Preferred Stock,  $.001 par value,  100,000,000  shares  authorized Series A
       Convertible preferred stock 1,000,000 shares
       issued and outstanding 2004 and 2003                                                         1,000              1,000
       Series B Convertible preferred stock 100,000 shares
       issued and outstanding 2004 and 2003                                                           100                100
    Common stock, $.001 par value, 150,000,000 shares authorized
        6,621,999 shares issued and outstanding in 2004 and 2005                                    6,623              6,623
    Additional Paid-In Capital                                                                  7,812,361          7,812,361
    Accumulated deficit                                                                        (8,429,480)        (8,429,480)
                                                                                           ---------------    ---------------

        Total Stockholders' Equity (Deficti)                                                     (609,396)          (609,396)
                                                                                           ---------------    ---------------

                                                                                           ===============    ===============
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT                                                $ -                $ -
                                                                                           ===============    ===============

The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOTIES, INC.
                     Consolidated Statements of Operations
                          For the Year Ended July 31,



                                                                     2005                  2004
                                                                ----------------      ---------------

Revenue:
    Sales                                                                   $ -                   $ -
                                                                ----------------      ---------------

Total Income                                                                  -                    -
                                                                ----------------      ---------------

Operating Expenses:
     Administrative Expenses                                                   -             150,178
                                                                ----------------      ---------------

Total Expenses                                                                -              150,178
                                                                ----------------      ---------------

Net Loss From Operations                                                      -             (150,178)
                                                                ----------------      ---------------

Other Income/Expenses:
     Interest Income                                                          -                    -
     Loss on Investments                                                      -                    -
     Gain/Loss on Discontinued Operations                                     -                    -
     Interest Expense                                                         -                    -
                                                                ----------------      ---------------

Net Other Income/Expense                                                      -                    -
                                                                ----------------      ---------------

Net Gain/Loss                                                         $ -                 $ (150,178)
                                                                ================      ===============

Per Share Information:

     Weighted average number
     of common shares outstanding                                    6,621,999             6,621,999
                                                                ----------------      ---------------

Net Loss per common share                                              *                 $ (0.02)
                                                                ================      ===============

*Less than $.01

The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOGIES, INC.
           Consolidated Statements of Stockholders' Equity (Deficit)
                                 July 31, 2005


                                                                       PREFERRED STOCK
                                                        SERIES A                                 SERIES B
                                                        --------                                 --------
                                                      # of Shares            Amount            # of Shares            Amount
                                                      -----------            ------            -----------            ------

Balance - July 31, 1998                                    1,000,000             $1,000               100,000              $ 100
Issuance of stock for cash                                         -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Cancellation of stock                                              -                  -                     -                  -
Net Loss for Year
                                                           ---------             ------               -------              ---------
Balance - July 31, 1999                                    1,000,000              1,000               100,000                100
                                                           ---------             -------              -------              ---------
Issuance of stock for cash                                         -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for acquisition                                  -                  -                     -                  -
Issuance of stock for cash                                         -                  -                     -                  -
Stock Option issuance                                              -                  -                     -                  -
Net Loss for Year                                                  -                  -                     -                  -
                                                           ---------             ------               -------              ---------
Balance -  July 31, 2000                                   1,000,000              1,000               100,000                100
                                                           ---------             ------               -------              ---------
Issuance of stock for services                                     -                  -                     -                  -
Cancellation of stock for acquisition
Net Loss for Year                                                  -                  -                     -                  -
                                                           ---------             ------               -------              ---------
Balance - July 31, 2001                                    1,000,000              1,000               100,000                100
                                                           ---------             ------               -------              ---------
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for cash                                         -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Issuance of stock for services                                     -                  -                     -                  -
Net Loss for Year                                                  -                  -                     -                  -
                                                           ---------             ------               -------              ---------
Balance - July 31, 2002                                    1,000,000              1,000               100,000                100
                                                           ---------             ------               -------              ---------
Issuance of stock for services                                     -                  -                     -                  -

Net Loss for Year                                                  -                  -                     -                  -
                                                           ---------             ------               -------              ---------
Balance - July 31, 2003                                    1,000,000              1,000               100,000                100
                                                           ---------             ------               -------              ---------
Net Loss for Year                                                  -                  -                     -                  -
                                                           ---------             ------               -------              ---------
Balance - July 31, 2004                                    1,000,000              1,000               100,000                100
                                                           ---------             ------               -------              ---------
Net Loss for Year                                                  -                  -                     -                  -
                                                           ---------             ------               -------              ---------
Balance - July 31, 2005                                    1,000,000             $1,000               100,000              $ 100
                                                           ---------             ------               -------              ---------



                              BAYMARK TECHNOLOGIES
            Consolidated Statement of Stockholders' Equity (Deficit)
                                  July 31, 2005
                                   (continued)


                                                   COMMON STOCKS                   Additional                             Total
                                                                                    Paid-In              Accumulated   Stockholders'
                                           # of Shares            Amount             Capital                Deficit       Equity
                                           -----------            ------             -------                -------       ------

Balance - July 31, 1998                    1,440,350           $ 1,440            $ 5,864,959            $ (6,091,217)   $ (223,718)
Issuance of stock for cash                   116,667               117                 92,383                       -        92,500
Issuance of stock for services                80,053                80                184,008                       -       184,088
Issuance of stock for services               438,889               439                336,166                       -       336,605
Cancellation of stock                         (7,780)               (8)                   (43)                      -           (51)
Net Loss for Year                                  -                 -                      -                (594,159)     (594,159)
                                           ---------           -------            -----------            ------------    -----------
Balance - July 31, 1999                    2,068,179             2,068              6,477,473              (6,685,376)     (204,735)
                                           ---------           -------            -----------            ------------    -----------
Issuance of stock for cash                    31,133                31                136,469                       -       136,500
Issuance of stock for services                68,467                69                152,889                       -       152,958
Issuance of stock for services               757,354               757                241,071                       -       241,828
Issuance of stock for acquisition             83,333                83                249,917                       -       250,000
Issuance of stock for cash                    16,667                17                 49,983                       -        50,000
Stock Option issuance                              -                 -                 36,000                       -        36,000
Net Loss for Year                                  -                 -                      -                (698,384)     (698,384)
                                           ---------           -------            -----------            ------------    -----------
Balance -  July 31, 2000                   3,025,133             3,025              7,343,802              (7,383,760)      (35,833)
                                           ----------          -------            -----------            ------------    -----------
Issuance of stock for services             1,279,760             1,280                 48,627                       -        49,907
Cancellation of stock for acquisition        (83,333)              (83)                     -                       -           (83)
Net Loss for Year                                  -                 -                      -                (506,088)     (506,088)
                                           ----------          -------            -----------            ------------    -----------
Balance - July 31, 2001                    4,221,560             4,222              7,392,429              (7,889,848)     (492,097)
                                           ---------           -------            -----------            ------------    -----------
Issuance of stock for services               731,151               731                215,852                       -       216,583
Issuance of stock for cash                   100,000               100                  9,900                       -        10,000
Issuance of stock for services                70,000                70                  6,930                       -         7,000
Issuance of stock for services               100,000               100                  9,900                       -        10,000
Issuance of stock for services             1,085,002             1,085                161,665                       -       162,750
Issuance of stock for services               100,000               100                  9,900                       -        10,000
Issuance of stock for services                14,286                15                    985                       -         1,000
Net Loss for Year                                  -                 -                      -                (318,935)     (318,935)
                                           ----------          -------            -----------            ------------    -----------
Balance - July 31, 2002                    6,421,999             6,423              7,807,561              (8,208,783)     (393,699)
                                           ----------          -------            -----------            ------------    -----------
Issuance of stock for services               200,000               200                  4,800                       -         5,000

Net Loss for Year                                  -                 -                      -                 (70,519)      (70,519)
                                           ---------           -------            -----------            ------------    -----------
Balance - July 31, 2003                    6,621,999             6,623              7,812,361              (8,279,302)     (459,218)
                                           ---------           -------            -----------            ------------    -----------
Net Loss for Year                                  -                 -                      -                (150,178)     (150,178)
                                           ---------           -------            -----------            ------------    -----------
Balance - July 31, 2004                    6,621,999             6,623              7,812,361              (8,429,480)     (609,396)
                                           ---------           -------            -----------            ------------    -----------
Net Loss for Year                                  -                 -                      -                       -             -
                                           ---------           -------            -----------            ------------    -----------
Balance - July 31, 2005                    6,621,999           $ 6,623            $ 7,812,361            $ (8,429,480)   $ (609,396)
                                           =========           =======            ===========            ============    ===========

The accompanying notes are an integral part of these financial statements.


                           BAYMARK TECHNOLOGIES, INC.
                      Conolidated Statement of Cash Flows
                          For the Year Ended July 31,

                                Indirect Method


                                                                                                 2005                     2004
                                                                                          ----------------         ----------------

Cash Flows from Operating Activities:

     Net (Loss)                                                                                       $ -                $ (150,178)
     Issuance of stock for services                                                                     -                        -
     Depreciation                                                                                       -                        -
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                       -                   178
     Increase in Discontinued Operations                                                                -                        -
     (Decrease) Increase in accounts payable and accrued expenses                                       -                   150,000
                                                                                           ----------------         ----------------

Net Cash Used by Operating Activities                                                                   -                        -
                                                                                           ----------------         ----------------

     Payment on Notes Payable - Related Party                                                           -                        -
                                                                                           ----------------         ----------------

Net Cash Provided by Financing Activities                                                               -                        -
                                                                                           ----------------         ----------------

Net Increase in Cash & Cash Equivalents                                                                 -                        -

Beginning Cash & Cash Equivalents                                                                       -                        -
                                                                                           ----------------         ----------------

Ending Cash & Cash Equivalents                                                                        $ -                      $ -
                                                                                           ================         ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                           $ -                      $ -
                                                                                           ================         ================
     Cash paid for Income Taxes                                                                       $ -                      $ -
                                                                                           ================         ================

NON-CASH TRANSACTIONS
     Common stock issued for services                                                                 $ -                      $ -


The accompanying notes are an integral part of these financial statements.

                                                                                           ================         ================



                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2005


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

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2005


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

                                             2005                     2004
                                            ----------              --------
Deferred tax assets
         Net operating loss carryforwards  $ 8,429,480            $ 8,429,480
         Valuation allowance                (8,429,480)            (8,429,480)
                                           -------------           -------------
         Net deferred tax assets           $          0           $          0
                                           =============           =============

At July 31, 2005, the Company had net operating loss carryforwards of approximately $8,429,480 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $609,396 at July 31, 2005.

The Company has not earned any revenue from operations in 2005. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.0001 par value and 100,000,000 shares of preferred stock at $.001 par value. In January of 2002 the Company authorized a 1 for 6 reverse split for the common stock. The Company issued 200,000 shares of common stock in 2003 for services, no shares of common stock were issued in 2004 or 2005. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give the effects of the reverse stock split.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2005

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

NOTE 7    - Financial Accounting Developments:

Recently issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2005

NOTE 7    - Financial Accounting Developments (Cont):

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.