Form 10KSB/A
period 2005-07-31
Baymark Technologies, Inc.
filed 2005-11-22
CIK 352912

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB ___

Transitional Small Business Disclosure Format (Check one): Yes___; No X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

The aggregate market value of registrant's voting stock held by non-affiliates as of the close of business on July 31, 2005 was $73,850 based upon a price of $.025 at such date

6,621,999 shares of registrant's $0.001 par value common stock were outstanding and issued as of July 31, 2005.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         1
     Item 3.   Legal Proceedings                                               2
     Item 4.   Submission of Matters to a Vote of Security Holders             2


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        2
     Item 6.   Management's Discussion and Analysis or Plan of Operation       4
     Item 7.   Financial Statements                                            5
     Item 8. Changes in and Disagreements With Accountants on Accounting 5 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         6
     Item 8b.  Other Information                                               6




PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               7
     Item 10.  Executive Compensation                                          8
     Item 11.  Security Ownership of Certain Beneficial Owners and Management  9
     Item 12.  Certain Relationships and Related Transactions                 10

     Item 13.  Exhibits and Reports on Form 8-K                               10
     Item 14.  Principal Accountant Fees and Services                         12




SIGNATURES                                                                    13

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

     The Company stock traded on the OTCBB and on the "Pink Sheets" under the symbol "BYMT" in the fiscal year and after fiscal year end. After September 30, 2005, the Company symbol was changed to "BYMR" on the OTCBB. The Company maintains its principal office at 7609 Ralston Road, Arvada, CO 80002. The Company's mailing address is 7609 Ralston Road, Arvada, CO 80002, and it's telephone number is (303) 422.8127.

      Narrative Description of Business

     The Company has no subsidiaries and no operations

     Since  1999 all of the company's business efforts have failed.

      Employees

      The Company currently employs no employees.

Item 2. Description of Properties.

     The Company does not own or lease any real property. There is no formal office of the Company. Mail is received at 7609 Ralston Road, Arvada, CO 80002.

Item 3. Legal Proceedings.

No law suits are pending, threatened, or contemplated, nor are there unsatisfied judgments outstanding to which the Company or any of its officers or directors, in such capacity, are or may be a party.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the prior Company's fiscal year.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information. The Company's common stock traded on the OTCBB and "Pink Sheets" under the symbol "BYMT" during the fiscal year. After September 30, 2005 the company's outstanding common stock was reverse split one for ten shares, and its current trading symbol is "BYMR" on the OTCBB.

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

     There were no material changes in internal controls or in other factors that could materially affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to material deficiencies and material weaknesses.

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
                                                   CEO

Subsequent to fiscal year end, Wesley F. Whittng, Redgie Green and Jon Elliott were elected as directors. See 8K Report of September 14, 2005.

Background information about each director and executive officer is as follows:


JON F. ELLIOTT, President & Chief Executive Officer

     As President of the Company since 1993, Mr. Elliott oversees all corporate matters pertaining to the development and operation of the Company. In addition to having a background in Internet, television production and broadcasting and gaming, Mr. Elliott has over 20 years of management and marketing experience. Mr. Elliott's employment history is as follows: Founder, President, Chief Executive Officer and Chairman of the Board of the Company since 1993 to present. He currently sits as a radio talk show host on a fill in basis for several west coast radio stations.

REDGIE GREEN, Director

     REDGIE GREEN, age 51, Secretary, Treasurer and Director, has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was recently elected as a director for Mountains West Exploration, Inc.in March 2005. He was elected a director of Baymark Technologies, Inc. in September 2005. He acted as a director of Mind2Market form 2004-2005.

WESLEY WHITING

     WESLEY F. WHITING, Director, age 73. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000 to 2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. since 2004 He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. 2003, 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He was elected as a director of Baymark Technologies, Inc. in September 2005. He acted as a director and secretary of Mind2Market, Inc. 2004-2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2005, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group as of such date. Each person has sole voting and investment power as to all shares unless otherwise indicated.

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

     Audit Fees. In 2004 Michael Johnson & Co (prior auditor) charged the Company $10,000 for professional services including: audit of the annual financial statement of the Company for the fiscal years ended July 31, 2001-2004 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods from October 31, 2001 to April 30, 2005. In 2005, Jasper + Hall, PC charged the Company $5,000 for the 2005 audit. In 2004, Singer Lewak Greenbaum & Goldstein LLP, prior auditors were paid $27,000 for accrued fees from 2000-2001 for audit services.


     There were no audit related fees in 2001 to July 31, 2005 There were no tax fees or other fees in 2001 to 2054 paid to Auditors or Auditors affiliates.

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Stockholders' Equity                                       F-4,F-5

Statements of Cash Flow                                                      F-6

Notes to Financial Statements                                         F-7 - F-11

                           BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                        FOR THE YEARS ENDED JULY 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Baymark Technologies, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheet of Baymark Technologies, Inc. as of July 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States) per standard No. 1 of the PCAOB standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baymark Technologies, Inc. as of July 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended July 31, 2004 were audited by other accountants, whose report, dated November 9, 2004, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The Company lost $9,429,480 from operations through July 31, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jaspers + Hall, PC
Denver, Colorado
November 17, 2005
/s/Jaspers + Hall, PC


                              BAYMARK TECHNOLOGIES
                           Consolidated Balance Sheets
                                    July 31,



                                                                                                2005               2004
                                                                                           ---------------    ---------------

ASSETS:
Current Assets:
    Cash                                                                                              $ -                $ -
                                                                                           ---------------    ---------------

        Total Current Assets                                                                            -                  -
                                                                                           ---------------    ---------------

Fixed Assets:
     Property & Equipment                                                                         33,950             33,950
     Less Accumulated Depreciation                                                               (33,950)           (33,950)
                                                                                           ---------------    ---------------

          Total Fixed Assets                                                                            -                  -
                                                                                           ---------------    ---------------

TOTAL ASSETS                                                                                          $ -                $ -
                                                                                           ===============    ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
    Accounts Payable                                                                            $ 298,944          $ 298,944
    Accrued Expenses                                                                              141,573            141,573
    Note Payable - Related Party                                                                  168,731            168,731
    Discontinued Operations Liability                                                                 148                148
                                                                                           ---------------    ---------------

        Total Current Liabilties                                                                  609,396            609,396
                                                                                           ---------------    ---------------

 Stockholders Equity (Deficit):
    Preferred Stock,  $.001 par value,  100,000,000  shares  authorized Series A
       Convertible preferred stock 1,000,000 shares
       issued and outstanding 2004 and 2003                                                         1,000              1,000
       Series B Convertible preferred stock 100,000 shares
       issued and outstanding 2005 and 2004                                                           100                100

    Common stock, $.001 par value, 150,000,000 shares authorized
        6,621,999 shares issued and outstanding in 2004 and 2005                                    6,623              6,623
    Additional Paid-In Capital                                                                  7,812,361          7,812,361
    Accumulated deficit                                                                        (8,429,480)        (8,429,480)
                                                                                           ---------------    ---------------

        Total Stockholders' Equity (Deficti)                                                     (609,396)          (609,396)
                                                                                           ---------------    ---------------

                                                                                           ===============    ===============
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT                                                $ -                $ -
                                                                                           ===============    ===============

The accompanying notes are an integral part of these financial statements.



                           BAYMARK TECHNOLOTIES, INC.
                     Consolidated Statements of Operations

                          For the Years Ended July 31,



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

                                                                                           ================         ================



                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2005


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company (formerly E-Commerce West Corp.), a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. All of the prior subsidiaries have been discontinued, in the year ended July 2001. The most recent purpose of the Company was the developing and bringing, to market its business-to-business internet application which failed. The Company has no current business. The Company's fiscal year end is July 31.

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

                                                2005                     2004
                                                ----------              --------
Deferred tax assets
         Net operating loss carryforward      $ 8,429,480           $ 8,429,480
         Valuation allowance                   (8,429,480)           (8,429,480)
                                              -------------        -------------
         Net deferred tax assets              $         0           $         0
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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                  July 31, 2005

NOTE 7    - Financial Accounting Developments (Cont):


In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.