Form 10QSB
period 2005-10-31
Baymark Technologies, Inc.
filed 2005-12-15
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 2005


                           Commission File Number: 0-10315


                            BAYMARK TECHNOLOGIES, INC
        (Exact name of small business issuer as specified in its charter)

                 Utah                                          95-4091368
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

7609 Ralston Road, Arvada, Colorado                         80002
- --------------------------------                         --------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (303)-422-8127

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

              Yes X     No
               -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


The number of shares outstanding of the issuer's common stock, par value $.001 per share, at October 31, 2005, was 6,796,004 shares.

                             BAYMARK TECHNOLOGIES, INC.
                         (FORMERLY E-COMMERCE WEST CORP)

                              FINANCIAL STATEMENTS

                      FOR THE THREE-MONTHS OCTOBER 31, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
BSA Satellink, Inc.
Aurora, CO

We have reviewed the accompanying balance sheet for BSA Satellink, Inc. for September 30, 2005 and the related statements of operations for the three and nine-months ended September 30, 2005, and cash flows for the nine-months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated February 9, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




Jaspers + Hall, PC
December 9, 2005
/s/Jaspers + Hall, PC



                           BAYMARK TECHNOLOGIES, INC.
                           Consolidated Balance Sheet

                                                                                            Unaudited
                                                                                           October 31,          July 31,
                                                                                               2005               2004
                                                                                          ---------------    ---------------

ASSETS:
Current Assets:
    Cash                                                                                            $ -                $ -
                                                                                          ---------------    ---------------

        Total Current Assets                                                                          -                  -
                                                                                          ---------------    ---------------

Fixed Assets:
     Property & Equipment                                                                        33,950             33,950
     Less Accumulated Depreciation                                                                    0            (33,950)
                                                                                          ---------------    ---------------

          Total Fixed Assets                                                                          -                  -
                                                                                          ---------------    ---------------

TOTAL ASSETS                                                                                        $ -                $ -
                                                                                          ===============    ===============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                           $ 298,944           $298,944
    Accrued Expenses                                                                             141,573            141,573
    Note Payable - Related Party                                                                 168,731            168,731
    Discontinued Operations Liability                                                                148                148
                                                                                          ---------------    ---------------

        Total Current Liabilties                                                                 609,396            609,396
                                                                                          ---------------    ---------------

 Stockholders' Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                1,000              1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2002 and 2001
       Series B Convertible preferred stock 100,000 shares                                           100                100
       issued and outstanding 2002 and 2001
    Common stock, $.001 par value, 150,000,000 shares authorized                                   6,623              6,623
        6,621,999 shares issued and outstanding in 2004
    Additional Paid-In Capital                                                                 7,812,361          7,812,361
    Accumulated deficit                                                                       (8,429,480)        (8,429,480)
                                                                                          ---------------    ---------------

        Total Stockholders' Equity                                                             (609,396)         (609,396)
                                                                                          ---------------    ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                            $ -               $ -
                                                                                          ===============    ===============

See Accountants' Review Report


                           BAYMARK TECHNOLOGIES, INC.
                      Consolidated Statement of Operations
                                  (Unaudited)

                                                                         Three-Months Ended
                                                                             October 31,
                                                                     2005                  2004
                                                                     ----                  ----

Revenue:
    Sales                                                             $ -                   $ -
                                                                    ------------          ---------
Total Income                                                            -                     -
                                                                    ------------          ---------
Operating Expenses:
     Administrative Expenses                                            -                     -
                                                                    ------------          ---------
Total Expenses                                                          -                     -
                                                                    ------------          ---------
Net Loss From Operations                                                -                     -
                                                                    ------------          ---------
Other Income/Expenses:
     Interest Expense                                                   -                     -
                                                                    ------------          ---------
Net Other Income/Expenses                                               -                     -
                                                                    ------------          ---------
Net Gain/Loss                                                         $ -                   $ -
                                                                    ============          =========
Per Share Information:

     Weighted average number
     of common shares outstanding                                   6,621,999             6,621,999
                                                                    ------------          ---------
Net Loss per common share                                             (*)                   (*)
                                                                    ============          =========
* Less than $.01

See Accountants' Review Report


                           BAYMARK TECHNOLOGIES, INC.
                   Consolidated Stockholder' Equity (Deficit)
                                October 31, 2005


                                              PREFERRED STOCK                COMMON STOCKS      Additional                 Total
                                      SERIES A              SERIES B                              Paid-In   Accumulate Stockholders'
                            # of Shares    Amount   # of Shares Amount # of Shares   Amount   Capital     Deficit       Equity
                            -----------    ------   ----------- ------ -----------   ------  ---------    -------       --------

Balance - July 31, 1998     1,000,000   $ 1,000      100,000    $ 100  1,440,350    $1,440  $ 5,864,959  $ (6,091,217)   $ (223,718)

Issuance of stock for
 cash                            -         -            -         -      116,667       117       92,383             -        92,500
Issuance of stock for
 services                        -         -            -         -       80,053        80      184,008             -       184,088
Issuance of stock for
 services                        -         -            -         -      438,889       439      336,166             -       336,605
Cancellation of stock            -         -            -         -       (7,780)       (8)         (43)            -           (51)
Net Loss for Year                                                              -         -            -      (594,159)     (594,159)
                            ---------     -----      -------   ------  ---------   -------  -----------  ------------      ---------
Balance - July 31, 1999     1,000,000     1,000      100,000      100  2,068,179     2,068    6,477,473    (6,685,376)     (204,735)
                            ---------     -----      -------   ------  ---------   -------  -----------  ------------      ---------
Issuance of stock for cash       -         -            -         -       31,133        31      136,469             -       136,500
Issuance of stock for
 services                        -         -            -         -       68,467        69      152,889             -       152,958
Issuance of stock for
 services                        -         -            -         -      757,354       757      241,071             -       241,828
Issuance of stock for
 acquisition                     -         -            -         -       83,333        83      249,917             -       250,000
Issuance of stock for cash       -         -            -         -       16,667        17       49,983             -        50,000
Stock Option issuance            -         -            -         -            -         -       36,000             -        36,000
Net Loss for Year                -         -            -         -            -         -            -      (698,384)     (698,384)
                            ---------     -----      -------   -----   ---------   -------  -----------  ------------      ---------
Balance -  July 31, 2000    1,000,000     1,000      100,000     100   3,025,133     3,025    7,343,802    (7,383,760)      (35,833)
                            ---------     -----      -------   -----   ---------   -------  -----------  ------------      ---------
Issuance of stock for
 services                        -         -            -         -    1,279,760     1,280       48,627             -        49,907
Cancellation of stock for
 acquisition                     -         -            -         -      (83,333)      (83)           -             -           (83)
Net Loss for Year                -         -            -         -            -         -            -      (506,088)     (506,088)
                            ---------     -----      -------   -----   ---------   -------  -----------  ------------     ----------
Balance - July 31, 2001     1,000,000     1,000      100,000     100   4,221,560     4,222    7,392,429    (7,889,848)     (492,097)
                            ---------     -----      -------   -----   ---------   -------  -----------  ------------     ----------
Issuance of stock for
 services                        -         -            -         -      731,151       731      215,852             -       216,583
Issuance of stock for cash       -         -            -         -      100,000       100        9,900             -        10,000
Issuance of stock for
 services                        -         -            -         -       70,000        70        6,930             -         7,000
Issuance of stock for
 services                        -         -            -         -      100,000       100        9,900             -        10,000
Issuance of stock for
 services                        -         -            -         -    1,085,002     1,085      161,665             -       162,750
Issuance of stock for
 services                        -         -            -         -      100,000       100        9,900             -        10,000
Issuance of stock for
 services                        -         -            -         -       14,286        15          985             -         1,000
Net Loss for Year                -         -            -         -            -         -            -      (318,935)     (318,935)
                            ---------     -----      -------   -----   ---------   -------  -----------  ------------    -----------
Balance - July 31, 2002     1,000,000     1,000      100,000     100   6,421,999     6,423    7,807,561    (8,208,783)     (393,699)
                            ---------     -----      -------   -----   ---------   -------  -----------  ------------    -----------
Issuance of stock for
 services                        -         -            -         -      200,000       200        4,800             -         5,000
Net Loss for Year                -         -            -         -            -         -            -       (70,519)      (70,519)
                            ---------    ------      -------   -----   ---------   -------  -----------  ------------    -----------
Balance - July 31, 2003     1,000,000     1,000      100,000     100   6,621,999     6,623    7,812,361    (8,279,302)     (459,218)
                            ---------    ------      -------   -----   ---------   -------  -----------  ------------    -----------
Net Loss for Year                -         -            -         -            -         -            -      (150,178)     (150,178)
                            ---------    ------      -------   -----   ---------   -------  -----------  ------------    -----------
Balance - July 31, 2004     1,000,000     1,000      100,000     100   6,621,999     6,623    7,812,361    (8,429,480)     (609,396)
                            ---------    ------      -------   -----   ---------   -------  -----------  ------------    -----------
Net Loss for Year                -         -            -         -            -         -            -             -             -
                            ---------    ------      -------   -----   ---------   -------  -----------  ------------    -----------
Balance - July 31, 2005     1,000,000     1,000      100,000     100   6,621,999     6,623    7,812,361    (8,429,480)     (609,396)
                            ---------    ------      -------   -----   ---------   -------  -----------  ------------    -----------
Net Loss for Period              -         -            -         -            -         -            -             -            -
                            ---------    ------      -------   -----   ---------   -------  -----------  ------------    -----------
Balance - October 31, 2005  1,000,000    $1,000      100,000   $ 100   6,621,999   $ 6,623  $ 7,812,361  $ (8,429,480)   $ (609,396)
                            =========    ======      =======   =====   =========   =======  ===========  ============    ===========

See Accountants' Review Report


                           BAYMARK TECHNOLOGIES, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                Indirect Method

                                                                                                          Three-Months Ended
                                                                                                              October 31,
                                                                                                       2005               2004
                                                                                                       ----               ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                         $ -                $ -
     Depreciation                                                                                         -                  -
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                         -                  -
     Increase in Discontinued Operations                                                                  -                  -
     (Decrease) Increase in accounts payable and accrued expenses                                         -                  -
                                                                                                        ----               ----
Net Cash Used by Operating Activities                                                                     -                  -
                                                                                                        ----               ----
Cash flows from Investing Activities:
     Sale of Property                                                                                     -                  -
                                                                                                        ----               ----
Net Cash used for Investing Activities                                                                    -                  -
                                                                                                        ----               ----
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                         -                  -
     Payments to Loans from officers                                                                      -                  -
                                                                                                        ----               ----
Net Cash Provided by Financing Activities                                                                 -                  -
                                                                                                        ----               ----
Net Increase in Cash & Cash Equivalents                                                                   -                  -

Beginning Cash & Cash Equivalents                                                                         -                  -
                                                                                                        ----               ----
Ending Cash & Cash Equivalents                                                                          $ -                $ -
                                                                                                        ====               ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                             $ -                $ -
                                                                                                        ====               ====
     Cash paid for Income Taxes                                                                         $ -                $ -
                                                                                                        ====               ====

See Accountants' Review Report

                           BAYMARK TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                October 31, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Baymark Technologies, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2005 and the results of operations for the three-months ended October 31, 2005 and 2004, and cash flows for the three-months ended October 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended October 31, 2005.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for fiscal year ended July 31, 2005 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Quarter Ended October 31, 2005 Compared to the Same Period in 2004.

During the quarters ended October 31, 2005, and 2004, no revenues were generated. The Company had no other operating income during the quarter.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report October 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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
                31    302 Sarbanes-Oxley Certification

        (b)     Reports on Form 8-K.

                Filed August 9, 2005
                Filed September 14, 2005

  SIGNATURES

In accordance with section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Jon Elliott                             December 15, 2005
- - --------------------------------------------------------
Jon Elliott     President, Chief Executive Officer
                 and Chief Financial Officer