Form 10QSB
period 2006-01-31
Implantable Visions, Inc.
filed 2006-03-21
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended January 31, 2006


                           Commission File Number: 0-10315


                            IMPLANTABLE VISION, INC.

             (Exact name of registrant as specified in its charter)

                     (Formerly Baymark Technologies, Inc.)


                 Utah                                          95-4091368
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

25730 Lorain Road, North Olmsted, Ohio                      44070
----------------------------------                         --------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (212)-835-6198

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


The number of shares outstanding of the issuer's common stock, par value $.001 per share, at January 31, 2005, was 30,372,200 shares.

                            IMPLANTABLE VISION, INC.
                      (FORMERLY BAYMARK TECHNOLOGIES, INC.)
                                   (UNAUDITED)

                              FINANCIAL STATEMENTS

                        SIX MONTHS ENDED JANUARY 31, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Inplantable Vision, Inc

We have reviewed the accompanying balance sheet for Implantable Vision, Inc (formerly Baymark Technologies, Inc.) as of January 31, 2006 and the related statements of operations for the three and six-months and cash flows for the six-months then ended. These financial statements are the responsibility of the Company's management.

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




Jaspers + Hall, PC
March 15, 2006
Jaspers + Hall, PC


                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                           Consolidated Balance Sheet

                                                                                            Unaudited          Audited
                                                                                           January 31,        July 31,
                                                                                              2006              2005
                                                                                          --------------    --------------

ASSETS;
Current Assets:
    Cash                                                                                      $ 629,985               $ -
                                                                                          --------------    --------------

        Total Current Assets                                                                    629,985                 -
                                                                                          --------------    --------------

Fixed Assets:
     Property & Equipment                                                                        19,050           33,950
     Less Accumulated Depreciation                                                                    -          (33,950)
                                                                                          --------------    --------------

          Total Fixed Assets                                                                     19,050                -
                                                                                          --------------    --------------

TOTAL ASSETS                                                                                  $ 649,035              $ -
                                                                                          ==============    ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                           $ 23,878          $298,944
    Accruals                                                                                      1,879           141,573
    Note Payable - Related Party                                                                      -           168,731
    Discontinued Operations Liability                                                                 -               148
                                                                                          --------------    --------------

        Total Current Liabilties                                                                 25,757           609,396
                                                                                          --------------    --------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                               1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2006 and 2005
       Series B Convertible preferred stock no shares                                                 -               100
       issued and outstanding 2006 and 2005
    Common stock, $.001 par value, 150,000,000 shares authorized                                 30,373             6,623
        30,372,200 shares of stock issued and outstanding January 2006
        662,200 shares issued and outstanding July 2005
     Stocks to be issued                                                                      1,227,875
    Additional Paid-In Capital                                                                7,818,921         7,812,361
    Accumulated deficit                                                                      (8,454,891)       (8,429,480)
                                                                                          --------------    --------------

        Total Stockholders' Equity                                                              623,278          (609,396)
                                                                                          --------------    --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                      $ 649,035               $ -
                                                                                          ==============    ==============

See Accountants Review Report


                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                      Consolidated Statement of Operations

                                                             Three-Months Ended                    Six-Months Ended
                                                                  January 31,                          January 31,
                                                           2006              2005               2006              2005
                                                           ----              ----               ----              ----

Revenue:
    Sales                                                      $ -             $ -                $ -               $ -
                                                         ----------          ---------      ----------          ---------
Total Income                                                     -               -                  -                 -
                                                         ----------          ---------      ----------          ---------
Operating Expenses:
     Administrative Expenses                                100,040              -             134,997                -
                                                         ----------          ---------      ----------          ---------
Total Expenses                                              100,040              -             134,997                -
                                                         ----------          ---------      ----------          ---------
Net Loss From Operations                                   (100,040)             -            (134,997)               -
                                                         ----------          ---------      ----------          ---------
Other Income/Expense
    Forgiveness of debt                                     134,396              -             134,396                -
    Acquisition Costs                                       (24,810)             -             (24,810)               -
                                                         ----------          ---------      ----------          ---------
Net Other Income/Expense                                    109,586              -             109,586            109,586
                                                         ----------          ---------      ----------          ---------
Net Gain/Loss                                            $    9,546            $ -           $ (25,411)             $ -
                                                         ==========          =========      ==========          =========
Per Share Information:

     Weighted average number
     of common shares outstanding                        20,645,533          6,596,004      10,762,472          6,596,004
                                                         ----------          ---------      ----------          ---------
Net Loss per common share                                         *             *                *                *
                                                         ==========          =========      ==========          =========
* Less than $.01

See Accountants' Review Report



                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                  Consolidated Stockholders' Equity (Deficit)
                       For Period Ended January 31, 2006


                                            PREFERRED STOCK                         COMMON STOCKS     Additional
                                         SERIES A               SERIES B                               Paid-In     Stock to be
                                    # of Shares   Amount   # of Shares Amount   # of Shares   Amount   Capital      Issued
                                    -----------   ------   ----------- ------   -----------   ------   -------      ------


Balance - July 31, 2004               100,000    $1,000     100,000     $ 100     662,200     $ 663 $ 7,818,321           $ -
                                      -------   -------    --------     -----  ----------   ------- -----------   -----------
Net Loss for Year                           -         -           -         -           -         -           -             -
                                      -------   -------    --------     -----  ----------   ------- -----------   -----------
Balance - July 31, 2005               100,000     1,000     100,000       100     662,200       663   7,818,321             -
                                      -------   -------    --------     -----  ----------   ------- -----------   -----------
Cancelled Stocks                            -         -    (100,000)     (100)   (300,000)     (300)        400             -
Capital Investment - Stock to
 Be Issued                                  -         -           -         -           -         -           -       475,000
Issuance of Stock to Directors              -         -           -         -      10,000        10           -             -
Issuance of Stock for Acquisition           -         -           -         -  30,000,000    30,000         200             -
Capital Investment - Stock to
 Be Issued                                  -         -           -         -           -         -           -       752,875
Net Loss for Period                         -         -           -         -           -         -           -
                                      -------   -------    --------     -----  ----------   ------- -----------   -----------
Balance - January 31, 2006            100,000   $ 1,000           -       $ -  30,372,200   $30,373 $ 7,818,921   $ 1,227,875
                                      =======   =======    ========     =====  ==========   ======= ===========   ===========
Stocks are shown with the 1 for 10
reverse split of stock in
September 2005


See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                  Consolidated Stockholders' Equity (Deficit)
                       For Period Ended January 31, 2006

(Continued)

              Total
Accumulated   Stockholders'
 Deficit      Equity
 -------      ------


Net Loss for Year                  $(8,429,480)   $ (609,396)
                                   -----------    ----------
Balance - July 31, 2005                      -             -
                                   -----------    ----------
Cancelled Stocks                    (8,429,480)     (609,396)
Capital Investment - Stock to      -----------    ----------
 Be Issued                                   -             -
Issuance of Stock to Directors               -       475,000
Issuance of Stock for Acquisition            -            10
Capital Investment - Stock to                -        30,200
 Be Issued                                   -       752,875
Net Loss for Period                    (25,411)      (25,411)
                                   ------------   ----------
Balance - January 31, 2006         $ (8,454,891)   $ 623,278
                                   ============   ==========
Stocks are shown with the 1 for 10
reverse split of stock in
September 2005

See Accountants' Review Report



                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                      Consolidated Statement of Cash Flows

                                Indirect Method

                                                                                                           Six-Months Ended
                                                                                                             January 31,
                                                                                                       2006               2005
                                                                                                       ----               ----

Cash Flows from Operating Activities:

     Net (Loss)                                                                                         $ (25,411)            $ -
     Issuance of stock for services                                                                            10               -
     Adjustments to reconcile net loss to cash used
        by operating activities
     (Decrease) in Discontinued Operation Liability                                                          (148)              -
     (Decrease) in accounts payable and accrued expenses                                                 (414,760)              -
                                                                                                        ---------          ---------
Net Cash Used by Operating Activities                                                                    (440,309)              -
                                                                                                        ---------          ---------
Cash flows from Investing Activities:
     Sale of Property                                                                                     (33,950)              -
     Purchase of Property                                                                                  14,900               -
                                                                                                        ---------          ---------
Net Cash used for Investing Activities                                                                    (19,050)              -
                                                                                                        ---------          ---------
Cash Flows from Financing Activities:

     Acquisition of Subsidiary                                                                             30,200               -
     Capital Investment - Stocks to be issued                                                           1,227,875
     Payments to Loans from officers                                                                     (168,731)              -
                                                                                                        ---------          ---------
Net Cash Provided by Financing Activities                                                               1,089,344               -
                                                                                                        ---------          ---------
Net Increase in Cash & Cash Equivalents                                                                   629,985               -

Beginning Cash & Cash Equivalents                                                                               -               4
                                                                                                        ---------          ---------
Ending Cash & Cash Equivalents                                                                          $ 629,985             $ 4
                                                                                                        =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                             $ -                $ -
                                                                                                        =========          =========
     Cash paid for Income Taxes                                                                         $ -                $ -
                                                                                                        =========          =========
NON-CASH TRANSACTIONS
     Common stock issued for services                                                                   $ 10               $ -
                                                                                                        =========          =========

See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                                January 31, 2006
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company (formerly E-Commerce West Corp.), a Utah Corporation, was incorporated on March 21, 1981. Since incorporation the Company has undergone several name, ownership, directional and management changes. The consolidated financial statements include the accounts of Baymark Technologies, Inc., Westerngold.com Corp, Atlantic Pacific Corp. (Goldiggers), Royal Casino Group, Inc. and ISP Gold, Inc. All of the subsidiaries have been discontinued except for ISP Gold, Inc. in the year ended July 2001. On December 16, 2005 the Company entered into an agreement and plan of Reorganization with JIG JIG, LLC (JIG) and its interest holders. JIG is merged into BT Acquisitions, Inc., a newly formed subsidiary of Baymark Technologies, Inc. In December 2005 the name was changed to Implantable Vision, Inc. Fiscal year end is July 31.

Basis of Accounting:
--------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
----------------

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

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Property and Equipment
----------------------

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

Other Comprehensive Income
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                   Notes to Consolidated Financial Statements
                                January 31, 2006
                                   (Unaudited)


Note 2- Capital Stock Transactions:
----------------------------------

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.001 par value and 100,000,000 shares of preferred stock at $.001 par value. In September 2005 the Company authorized a 1 for 10 reverse split of all common stock and cancelled the Preferred B shares of stock. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give the effects of the reverse stock split. The Company has issued an additional 29,710,000 shares of common stock in the six months ended January 2006 and raised additional capital of $1,227,875 for shares of stock to be issued in a Private Placement. 300,000 shares of common stock were retired to treasury in the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements


     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Implantable Vision, Inc. , ("Implantable Vision, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Implantable Vision, Inc. actual results to be materially different from any future results expressed or implied by Implantable Vision, Inc. in those statements. Important facts that could prevent Implantable Vision, Inc. from achieving any stated goals include, but are not limited to, the following:

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

Changes in Financial Condition

The Company completed its reverse acquisition in December 2005 of Jig Jig, LLC and changed its name to Implantable Vision, Inc. The operations of the reorganized/recapitalized company are those of the on going business. As part of the reorganization $414,760 in accounts payable were eliminated and $1,227,875 from capital and a private placement of stock was received. This resulted in the company having $629,000 approximately, on hand at the end of the quarter.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2006 COMPARED TO THE SAME PERIOD IN 2005.

During the quarters ended January 31, 2006, and 2005, no operating revenues were generated. The Company had no other operating income during the quarter.

The company had administrative expenses in the quarter in 2006 of $100,040 and none in 2005. The company incurred no operating expenses in 2006 and 2005, in the quarter. The net operating loss was ($100,040) in the quarter in 2006 compared to none in the quarter in 2005.

In the period ended January 31, 2006 the Company settled its outstanding payables and recorded $134,396 in forgiveness of debt as other income and incurred acquisition costs of $24,810 for net other income of $109,586.

The net gain for the period in 2006 was $9,546 after other income/expense.

The profit/loss per share was nominal in the quarter in 2006 and none in 2005.

The Company expects the trend of operating losses to continue into the future at an increasing rate, until the company achieves sales of which there is no assurance.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2006

The Company experienced a total of $134,997 in administrative expenses in the six month period ended January 31, 2006 as compared with none in the same period a year earlier. The Company had no operating expenses in the period in 2006 or 2005. The Company incurred a net operating loss of ($134,997) in the period in 2006 compared to no loss in the period in 2005.

In the period ended January 31, 2006 the Company settled its outstanding payables and recorded $134,396 in forgiveness of debt as other income and incurred acquisition costs of $24,810 for net other income of $109,586.

The net loss for the period in 2006 was ($25,411) after other income/expense, compared to none in the same period a year earlier.

The profit/loss per share was nominal in the six months ended January 31, 2006, compared to none in the same period in 2005.

The Company expects the trend of operating losses to continue into the future at an increasing rate, until the company achieves sales of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     Year to date, the company had no revenue, but has increased its cash position to $629,000 approximately. The company had no other assets of any value at period end.

     The company's only capital resources are its common stock which might be sold to raise capital.

NEED FOR ADDITIONAL FINANCING

     The Company has capital sufficient to meet the Company's current cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will seek loans or equity placements to cover future cash needs. Lack of its capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations.

     The Company will need to raise additional funds to carry out its business activities in the next twelve months.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenue stream, limited capital, but cash of over $629,000, minimal other assets, ongoing expenses, and no capital commitments. The effects of such conditions could cause the Company's insolvency, if a revenue stream is not developed.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $1,500,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report January 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

        During the quarter the Company sold 632,668 shares of common stock @ $1.19/share. Such shares had not yet been issued at January 31, 2006. The shares were sold in reliance upon Section 4 (6) of the Securities Act of 1933.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     32    906 Sarbanes-Oxley Certification
                31    302 Sarbanes-Oxley Certification

        (b)     Reports on Form 8-K.

                Filed December 15, 2005
                Filed January 25, 2006

  SIGNATURES

In accordance with section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


George Rozakis                             March 21, 2005
- - --------------------------------------------------------
George Rozakis                             President