Form 10QSB
period 2006-04-30
Implantable Visions, Inc.
filed 2006-06-26
CIK 352912

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended April 30, 2006


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


The number of shares outstanding of the issuer's common stock, par value $.001 per share, at April 30, 2006, was 30,372,200 shares.

                            IMPLANTABLE VISION, INC.
                      (FORMERLY BAYMARK TECHNOLOGIES, INC.)

                              FINANCIAL STATEMENTS

                       FOR THE NINE-MONTHS APRIL 30, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


               REPORT ON REVIEW BY REGISTED PUBLIC ACCOUNTING FIRM


Board of Directors
Implantable Visions, Inc.
San Diego, CA


We have reviewed the accompanying consolidated balance sheet of Implantable Vision, Inc., formerly known as Baymark Technologies, Inc., and its subsidiaries as of April 30, 2006 and the related consolidated statement of operations for the three and nine-month period ended April 30, 2006, and cash flows for the nine-month period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company's management.

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


/s/Jaspers + Hall, PC
June 19, 2006


                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                           Consolidated Balance Sheet


                                                                                            Unaudited           Audited
                                                                                            April 30,           July 31,
                                                                                               2005               2005
                                                                                          ---------------    ---------------

ASSETS:
Current Assets:
    Cash                                                                                      $1,296,761                $ -
                                                                                          ---------------    ---------------

        Total Current Assets                                                                   1,296,761                  -
                                                                                          ---------------    ---------------

Fixed Assets:
     Property & Equipment                                                                         45,114             33,950
     Less Accumulated Depreciation                                                                (4,512)           (33,950)
                                                                                          ---------------    ---------------

          Total Fixed Assets                                                                      40,602               -
                                                                                          ---------------    ---------------

TOTAL ASSETS                                                                                  $1,337,363             $ -
                                                                                          ===============    ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Accounts Payable                                                                            $ 27,857           $298,944
    Accruals                                                                                           -            141,573
    Note Payable - Related Party                                                                       -            168,731
    Discontinued Operations Liability                                                                  -                148
                                                                                          ---------------    ---------------

        Total Current Liabilties                                                                  27,857            609,396
                                                                                          ---------------    ---------------

 Stockholders Equity (Deficit):
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                1,000              1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding 2006 and 2005
       Series B Convertible preferred stock 100,000 shares                                             -                100
       issued and outstanding 2006 and 2005
    Common stock, $.001 par value, 150,000,000 shares authorized                                  30,373              6,623
        30,372,200 shares issued and outstanding in April 2006 and
        662,200 issued and outstanding in July 2005.
    Additional Paid-In Capital                                                                10,050,039          7,812,361
    Stock to be Issued                                                                            1,477
    Accumulated deficit                                                                       (8,773,383)        (8,429,480)
                                                                                          ---------------    ---------------

        Total Stockholders' Equity (Deficit)                                                   1,309,506           (609,396)
                                                                                          ---------------    ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                            $1,337,363             $ -
                                                                                          ===============    ===============

See Accountants' Review Report


                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                      Consolidated Statement of Operations



                                                             Three-Months Ended                   Nine-Months Ended
                                                        April 30,                            April 30,
                                                       -------------------------------      -------------------------------
                                                           2006              2005               2006              2005
                                                       -------------     -------------      -------------     -------------
Revenue:
    Sales                                                   $ -               $-                $ -               $ -
                                                       -------------     -------------      -------------     -------------
Total Income                                                  -                -                  -                 -
                                                       -------------     -------------      -------------     -------------
Operating Expenses:
     Administrative Expenses                                320,401            -              453,519               -
                                                       -------------     -------------      -------------     -------------
Total Expenses                                              320,401            -              453,519               -
                                                       -------------     -------------      -------------     -------------
Other Income/Expense
    Interest Income                                              30            -                   30
    Forgiveness of Debt                                           -            -              134,396
    Acquisition Cost                                              -            -              (24,810)
                                                       -------------     -------------      -------------     -------------
Net Other Income/Expense                                         30            -              109,616               -
                                                       -------------     -------------      -------------     -------------
Net Loss From Operations                                   (320,371)           -             (343,903)              -
                                                       -------------     -------------      -------------     -------------
Net Gain/Loss                                            $ (320,371)         $ -           $ (343,903)            $ -
                                                       =============     =============      =============     =============
Per Share Information:

     Weighted average number
     of common shares outstanding                        20,645,533          6,596,004        10,762,472          6,596,004
                                                       -------------     -------------      -------------     -------------
Net Loss per common share                                   $ (0.02)             $ -             $ (0.02)             $-
                                                       =============     =============      =============     =============

See Accountants' Review Report


                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.
                   Consolidated Stockholders' Equity (Deficit)
                         For Period Ended April 30, 2006





                                             PREFERRED STOCK                                COMMON STOCKS         Additional
                                            SERIES A                 SERIES B                                      Paid-In
                                   # of Shares    Amount     # of Shares    Amount     # of Shares     Amount      Capital
                                   -----------    ------     -----------    ------     -----------     ------      -------

Balance - July 31, 2004             1,000,000    $ 1,000       100,000       $ 100        662,200        $ 663    $ 7,818,321
                                   -----------  ---------   -----------   ---------   ------------   ----------  -------------
Net Loss for Year                           -          -             -           -              -            -              -
                                   -----------  ---------   -----------   ---------   ------------   ----------  -------------
Balance - July 31, 2005             1,000,000      1,000       100,000         100        662,200          663      7,818,321
                                   -----------  ---------   -----------   ---------   ------------   ----------  -------------
Cancelled Stock                             -          -      (100,000)       (100)      (300,000)        (300)           400
Issuance of Stock to Directors              -          -             -           -         10,000           10              -
Issuance of Stock for Acquisition           -          -             -           -     30,000,000       30,000        475,200
Capital Investment - Stock to
be Issued                                   -          -             -           -              -            -        752,242
Capital Investment - Stock to be
Issued                                      -          -             -           -              -            -      1,003,876
Net Loss for Period                         -          -             -           -              -            -              -
                                   -----------  ---------   -----------   ---------   ------------   ----------  -------------
Balance - April 30, 2006            1,000,000     $1,000             -         $ -     30,372,200     $ 30,373   $ 10,050,039
                                   ===========  =========   ===========   =========   ============   ==========  =============

See Accountants Review Report

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.
                   Consolidated Stockholders' Equity (Deficit)
                        For Period Ended April 30, 2006
(continued)

                                           Stocks                        Total
                                           To Be     Accumulated   Stockholders'
                                           Issued        Deficit         Equity
                                           ------        -------         ------



Balance - July 31, 2004                       $  -  $ (8,429,480)    $ (609,396)
                                        ----------  -------------  -------------

Net Loss for Year                                -              -             -
                                        ----------  -------------  -------------

Balance - July 31, 2005                         -     (8,429,480)      (609,396)
                                        ----------  -------------  -------------

Cancelled Stock                                 -              -              -
Issuance of Stock to Directors                  -              -             10
Issuance of Stock for Acquisition               -              -        505,200
Capital Investment - Stock to be
 Issued                                        633             -        752,875
Capital Investment - Stock to be
 Issued                                        844             -      1,004,720
Net Loss for Period                             -       (343,903)      (303,903)
                                        ----------  -------------  -------------

Balance - April 30, 2006                   $ 1,477  $ (8,773,383)    $1,309,506
                                        ==========  =============  =============



See Accountants Review Report


                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                      Consolidated Statement of Cash Flow

                                Indirect Method



                                                                                                          Nine-Months Ended
                                                                                                     April 30,
                                                                                                   --------------------------------
                                                                                                       2006               2005
                                                                                                   --------------    --------------
Cash Flows from Operating Activities:

     Net (Loss)                                                                                       $ (343,903)           $ -
     Issuance of stock for services                                                                           10              -
     Depreciation                                                                                          4,512              -
     Adjustments to reconcile net loss to cash used
        by operating activities
     Decrease in prepaid expenses                                                                              -              -
     Increase in Discontinued Operations                                                                    (148)             -
     (Decrease) Increase in accounts payable and accrued expenses                                       (412,660)             -
                                                                                                   --------------    --------------
Net Cash Used by Operating Activities                                                                   (752,189)             -
                                                                                                   --------------    --------------
Cash flows from Investing Activities:
    Purchase of Property                                                                                 (45,114)             -
                                                                                                   --------------    ---------------
Net Cash used for Investing Activities                                                                   (45,114)             -
                                                                                                   --------------    --------------
Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                                        505,200              -
     Capital Investment - Stocks to be Issued                                                          1,757,595
     Payments to Loans from officers                                                                    (168,731)             -
                                                                                                   --------------    --------------
Net Cash Provided by Financing Activities                                                              2,094,064              -
                                                                                                   --------------    --------------
Net Increase in Cash & Cash Equivalents                                                                1,296,761              -

Beginning Cash & Cash Equivalents                                                                           -                 -
                                                                                                   --------------    --------------
Ending Cash & Cash Equivalents                                                                       $ 1,296,761            $ -
                                                                                                   ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                             $ -                 $ -
                                                                                                   ==============    ==============
     Cash paid for Income Taxes                                                                         $ -                 $ -
                                                                                                   ==============    ==============

NON-CASH TRANSACTIONS
     Common stock issued for services                                                                      $ 10             $ -
                                                                                                   ==============    ===============

See Accountants Review Report

                            IMPLANTABLE VISION, INC.
                      (FORMERLY BAYMARK TECHNOLOGIES, INC.)

                              FINANCIAL STATEMENTS

                       FOR THE NINE-MONTHS APRIL 30, 2006
                                   (UNAUDITED)

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          Notes to Financial Statements
                                 April 30, 2006
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Implantable Vision, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2006 and the results of operations for the three and nine-months ended April 30, 2006 and 2005, and cash flows for the nine-months ended April 30, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended July 31, 2005.

Note 2- Capital Stock Transactions:

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.001 par value and 100,000,000 shares of preferred stock at $.001 par value. In September 2005 the Company authorized a 1 for 10 reverse split of all common stock and cancelled the Preferred B shares of stock. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give the effects of the reverse stock split. The Company has issued an additional 29,710,000 shares of common stock in the nine months ended April 30, 2006. The Company raised additional capital for 1,476,971 shares of stock for stocks to be issued $1,477 and additional paid-in capital of $1,756.118.

Note 4 - Subsequent Event:

The Company has received a stock subscription of $2,750,000 for an additional 2,310,925 shares of stock, to be funded upon Registration of the shares.

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

Changes in Financial Condition

The Company completed its reverse acquisition in December 2005 of Jig Jig, LLC and changed its name to Implantable Vision, Inc. The operations of the reorganized/recapitalized company are those of the on going business. As part of the reorganization $414,760 in accounts payable were eliminated and $1,757,595 from a private placement of stock was received. This resulted in the company having cash of $1,296,761 approximately, on hand at the end of the quarter.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 30, 2006 COMPARED TO THE SAME PERIOD IN 2005.

During the quarters ended April 30, 2006, and 2005, no operating revenues were generated. The Company had no other operating income during the quarter.

The company had administrative expenses in the quarter in 2006 of $320,401 and none in 2005. The company incurred no operating expenses in 2006 and 2005, in the quarter. The net operating loss was ($320,401) in the quarter in 2006 compared to none in the quarter in 2005.

The loss per share was ($.02) in the quarter in 2006 and none in 2005.

The Company expects the trend of operating losses to continue into the future at an increasing rate, until the company achieves sales of which there is no assurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2006 COMPARED TO SAME PERIOD IN 2005.

The Company experienced a total of $453,519 in administrative expenses in the nine month period ended April 30, 2006 as compared with none in the same period a year earlier. The Company had no operating expenses in the period in 2006 or 2005. In the nine month period ended April 30, 2006 the Company settled its outstanding payables and recorded $134,396 in forgiveness of debt as other income and incurred acquisition costs of $24,810 and had interest income of $30 for net other income of $109,616. The Company incurred a net loss of ($343,903) in the period in 2006 compared to no loss in the period in 2005.

The profit/loss per share was ($.02) in the nine months ended April, 2006, compared to none in the same period in 2005.

The Company expects the trend of operating losses to continue into the future at an increasing rate, until the company achieves sales of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     Year to date, the company had no revenue, but has increased its cash position to $1,296,761 approximately through accomplishment of a provate placement. The company had no other assets of any value at period end.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." At quarter endthe Company has no revenue stream, cash of over $1,200,000, minimal other assets, ongoing expenses, and three conditional subscriptions for $2,750,000. The effects of such lack of revenue could cause the Company's insolvency, if a revenue stream is not developed.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report April 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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


George Rozakis                             June 23, 2006
- - --------------------------------------------------------
/s/George Rozakis                             President