Form 10KSB
period 2006-07-31
Implantable Vision, Inc.
filed 2006-11-16
CIK 352912

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.

                         Commission File Number 0-10315

                            IMPLANTABLE VISION, INC.
                 (Name of small business issuer in its charter)

                      (formerly Baymark Technologies, Inc.)

                   Utah                                           95-4091368
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    20-30 47th Street, Second Floor,
            Astoria, New York                                       11105
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (212) 835-6198

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0.

On November 10, 2006, 31,849,171 shares of the issuer's common stock, and 1,000,000 shares of the issuer's Series A Preferred Stock, each such share convertible into a unit consisting of ten shares of the issuer's common stock, a warrant exercisable into two-and-one-half shares of the issuer's common stock at an exercise price of $2.00 per share of common stock, and a warrant exercisable into two-and-one-half shares of the issuer's common stock at an exercise price of $5.00 per share of common stock, were outstanding.

As of November 10, 2006, the aggregate market value of the issuer's common stock held by non-affiliates was $5,547,513.00 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

          This Annual Report on Form 10-KSB contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include comments regarding the intent, belief or current expectations of the Company and its management. Readers can recognize forward-looking statements by the use of words like "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target", "forecast" and similar expressions in connection with any discussion of future operating or financial performance. Implantable Vision, Inc. cautions investors and prospective investors that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. See "Item 1A. Risk Factors."

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

          Implantable Vision, Inc. is a development-stage company that is developing, and intends to commercialize, phakic intraocular lenses (i.e., inside the eye contact lenses) to capture a portion of the refractive surgical vision correction market. Unless the context indicates otherwise, references in this report to "we," "us," and "our company" refer to Implantable Vision, Inc. and its consolidated subsidiaries.

          Consumer acceptance of surgical vision correction has increased dramatically over the past decade. While the market for surgical vision correction was relatively inconsequential ten years ago, the market has attained annual worldwide sales of approximately $6 billion, and domestic sales of approximately $3 billion in 2004. Once viewed as a highly selective procedure for the progressive few, surgical vision correction now ranks as the top elective medical procedure in the United States, and represents a vast consumer market populated with large corporate interests and prolific advertising.

          Refractive vision correction surgery consists of three types of procedures: (i) Laser vision correction ("LVC"), which includes LASIK; (ii) the implantation of refractive intraocular lenses ("IOLs"); and (iii) the implantation of phakic intraocular lenses ("P-IOLs"). LASIK is the market's dominant procedure and has led the advance of the market, whereas the implantation of IOLs and P-IOLs are relatively new alternatives that promise enhanced benefits, including higher-quality vision and, in the case of P-IOLs, procedure reversibility. We believe that, compared to the other surgical vision correction procedures currently on the market, the implantation of P-IOLs offers the greatest potential for vision quality and the lowest risk of complications to the patient. Unlike LASIK and refractive IOL implants, the P-IOL implant procedure is reversible (barring complications, the lens can be removed and the eye returned to its natural state should such need arise) and does not permanently alter the physical structure and integrity of the eye. However, we believe that in order to successfully compete with LASIK, a product must offer safety to the patient and simplicity to the physician - and no commercial option currently exists that meets both criteria.

          We have developed an innovative and proprietary technology platform that is the foundation for P-IOL products for the treatment of myopia (nearsightedness) and hyperopia (farsightedness). Future product line extensions are planned to include toric lenses for the treatment of astigmatism and multifocal and/or accommodating lenses for the treatment of presbyopia (a deterioration of near-vision acuity that occurs with age). Our products are designed to be implanted in the posterior chamber of the eye between the iris and the natural crystalline lens to correct the refractive error impairing vision. The implantation procedure can be performed using a 3 mm sutureless incision, does not require an iridotomy (a hole that is cut with a scalpel or laser into the iris to accommodate fluid flow), does not permanently modify pristine structures of the eye, and takes less than 10 minutes to perform in the hands of a skilled surgeon. In addition, should it be required, the P-IOL can be removed, providing the patient and the surgeon the valuable option of "reversibility". We believe these benefits should allow us to capture a significant portion of the rapidly expanding refractive surgical vision correction market by providing a safer alternative and less complications than LVC, and a simpler and safer procedure than competing IOLs and P-IOLs.

          Our lead product, referred to as the TP.2 Phakic Lens (the "TP.2"), is currently undergoing clinical testing as a component of the approval process for obtaining a CE Mark to begin commercial sales in Europe, Asia, South America and other participating countries. The name "TP.2 Phakic Lens" is a non-commercial development name that we intend to change once the TP. 2 has been approved for commercial sale. In addition, in June 2006 we acquired the intellectual property and commercial rights in the United States and Japan for another product, the Phakic Refractive Lens (the "PRL"), from CIBA Vision AG. The PRL is a predecessor to the TP.2 and was designed and developed by some of our company's principal officers and directors. We have assumed responsibility for completing the PRL's Phase III FDA clinical trial, through which we hope to achieve FDA approval within approximately three years. Although the PRL already has obtained a CE Mark, the related marketing rights (outside the United States and Japan) are owned by Carl Zeiss Meditec, Inc.

INDUSTRY BACKGROUND

          The human eye is a specialized sensory organ capable of receiving visual images and transmitting them to the visual center in the brain. The principal parts of the eye are the cornea, the iris, the lens, the retina and the trabecular meshwork. The cornea is the clear window in the front of the eye through which light first passes. The iris is a muscular curtain located behind the cornea that opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens is a clear structure located behind the iris that changes shape to focus light to the retina, which is located in the back of the eye. The retina is a layer of nerve tissue consisting of millions of light receptors called rods and cones, which receive the light image and transmit it to the brain via the optic nerve. The posterior chamber of the eye, located behind the iris and in front of the natural lens, is filled with a watery fluid called the aqueous humor, while the area of the eye behind the lens is filled with a jelly-like material called the vitreous humor. The trabecular meshwork, a drainage channel located between the iris and the surrounding white portion of the eye, maintains a normal pressure in the anterior chamber of the eye by draining excess aqueous humor.

          Vision is produced when light enters the eye through the cornea and comes in focus on the retina at the back of the eye. The retina then converts light rays into electrical impulses, which the optic nerve carries to the brain where they are recognized as images. However, when the cornea and the lens do not focus light precisely on the retina, a refractive error occurs. In near-sightedness (or myopia), the light rays fall slightly in front of the retina because the eye is too long or the cornea is too steep. In far-sightedness (or hyperopia), the light rays fall behind the retina because the eye is too short or the cornea is too flat. With astigmatism, an irregularly curved cornea or lens causes some but not all light rays to fall on the retina -- resulting in blurred visual images. The purpose of refractive surgery is to correct refractive errors by changing the focus of the eye.

          The refractive surgery industry includes companies and surgeons involved in the development, manufacture and delivery of products and procedures for human vision correction. The refractive surgery industry had estimated worldwide sales of approximately $6 billion in 2004, of which approximately $3 billion was attributed to sales in the United States. According to MarketScope, an ophthalmic industry research firm, approximately 50 million Americans (100 million procedures) are candidates for LVC, and the American Academy of Ophthalmology estimates that more than 63 million people in the U.S. are candidates for some type of refractive surgery. Applying the lower of these two estimates of the number of American candidates for refractive surgery and an average per procedure cost of $2,000 per eye, the current total U.S. market for refractive surgery is estimated to be approximately $200 billion. Applying this calculation globally, the potential world market is obviously much larger. Though many candidates for refractive surgery lack the financial resources to pay for a refractive surgical procedure (which reduces the true market to a significantly smaller figure), management believes the size of the world market is vast, and that financial opportunities are available for companies able to garner even a fraction of the market.

Available Procedures

          There are several surgical procedures available to people seeking an alternative to eye glasses or contact lenses for vision correction. All of these procedures are aimed at impacting how light is refracted through the eye to land on the retina. Vision is directly impacted by the particular physiological characteristics of an individual's eyes. The shape of the eye and the cornea are key determinants of whether a person is near-sighted (myopic) or farsighted (hyperopic). Additionally, there are other physiological conditions, such as astigmatism (an irregularly shaped cornea) and presbyopia (a deterioration of near-vision acuity that occurs with age), that impact vision quality.

          The leading options for surgically correcting vision include LVC, and the use of IOLs and P-IOLs.

          LASER VISION CORRECTION. Laser vision correction ("LVC") is an encompassing phrase for the entire class of vision correction procedures involving the use of an excimer laser. LVC includes several procedures, such as photorefractive keratectomy (PRK), laser in-situ keratomileusis (LASIK), Custom LASIK, Epi-LASIK and laser epithelial keratomileusis (LASEK). Of these LVC procedures, LASIK and Custom LASIK are the procedures performed most often.

          Vision impairment occurs when light improperly refracts through the cornea and crystalline lens and misaligns with the retina, which is primarily due to the physiological shape of the eye. The LVC approach to vision correction is based upon modifying the shape of the cornea in order to direct light refraction to the retina. The variety of types of LVC results from the evolution of surgical devices and techniques, as well as how these procedures apply to certain physiological characteristics and the degree to which vision is impaired, which is measured in diopters. Negative dioptic readings indicate myopic vision impairment (commonly termed "near-sighted"). Conversely, positive dioptic readings indicate a hyperopic condition ("far-sighted"). LVC is particularly effective for myopic corrections from -1 to -5 diopters and is less reliable in the higher ranges of myopes and with hyperopes in general. In both of these latter conditions, LVC carries a risk of vision quality defects.

          Though effective in the vast majority of cases, we believe that LVC is a less than perfect solution for vision correction for a number of reasons. Foremost is that a physical structure of the eye (the cornea) is permanently altered by LVC solely for vision corrective purposes. The cornea is a well-defined and finite structure that has physical limitations relative to the extent to which it can be altered. Accordingly, there is limited room for error, complications and natural changes in vision. The LASIK approach to correct alignment between the cornea and lens is to alter the cornea's shape to change the angle of light refraction through the lens in order to make proper contact on the retina and correct vision. Unfortunately, in altering the cornea, LASIK removes tissue from an otherwise pristine structure of the eye, and complications can arise from this process and ultimately lead to permanent and irreversible changes in eye structure if too much tissue is removed. Serious conditions related to the procedure include ectasia (a structural weakening of the cornea), dry eye (believed to be caused by the severing of nerves in the cornea when the LASIK flap is created), a decrease or cessation of tear production, night vision problems, such as halos and starbursts, clouded vision, light sensitivity and glare.

          REFRACTIVE INTRAOCULAR LENSES ("IOLS"). Prior to the advent of LVC, cataract surgery was the leading refractive surgical procedure performed by ophthalmic surgeons. In cataract surgery, the surgeon removes the eye's natural crystalline lens and replaces it with a synthetic substitute. The cataract surgery procedure has long been covered by insurance and Medicare. In recent years, however, in response to escalating medical costs, the insurance industry and Medicare have reduced medical reimbursements for cataract surgery and increased administrative requirements. During this same timeframe, LASIK has become the most commonly performed elective surgery in the U.S.

          Manufacturers of refractive IOLs, recognizing an exciting commercial opportunity, expanded their product offerings from purely cataract applications to use for vision correction. As previously indicated, vision impairment is corrected by altering the path of light to the retina, which also can be accomplished via replacement of the eye's crystalline lens instead of the cornea. By developing refractive IOLs for vision correction purposes, IOL manufacturers have provided the patient with a viable alternative to LVC, while also providing a significant income opportunity for their primary customer--the cataract surgeon. Also, we believe that multifocal and accommodating IOLs show considerable promise for the treatment of presbyopia. A ruling by the Centers for Medicine and Medicaid Services ("CMS") in 2005 allows Medicare patients to pay a premium to receive presbyopia-correcting IOLs. The CMS ruling is expected to substantially increase the demand for these procedures.

          Replacing the natural crystalline lens of the eye is a viable means of vision correction, but it is not without risk. Historically, lens replacement was performed solely in response to cataract formation in the eye, which is an unhealthy condition justifying the risk of the procedure. However, with the advent of the refractive IOLs for vision correction purposes, the cataract surgeon is now removing an otherwise healthy lens purely to correct vision. Though the vast majority of cataract procedures are successful, the risks remain unchanged. By removing the eye's healthy crystalline lens to replace it with a synthetic vision-adjusted lens, the patient is subjected to a potentially all-or-nothing procedural risk - a risk that carries over to the surgeon as well. Complications for this procedure can include hemorrhage, retinal detachment and endophthalmitis (infection within the eye).

          PHAKIC INTRAOCULAR LENSES ("P-IOLS"). P-IOLs are surgically implanted within the eye between the cornea and the crystalline lens - without removing the natural lens. P-IOLs were developed simultaneously with the development of LVC and refractive IOLs, but have only recently (2004) been approved by the FDA for commercial purposes in the U.S. Unlike LVC and refractive IOLs, P-IOLs have no predecessor procedure to use as a relative measure of their safety and efficacy, and thus, have required a longer period of testing to receive regulatory approval.

          The current P-IOLs on the market are rectangular in shape and are made of different materials, such as polymethyl methacrylate ("PMMA") and silicone. P-IOLs are surgically implanted within the eye in either the anterior chamber (between the cornea and the iris) or the posterior chamber (between the iris and the lens). They are flexible and may be affixed within the eye by spring-like arms, called haptics, or by clipping onto the iris. Like LVC and refractive IOLs, the purpose of P-IOLs is to adjust how light entering the eye hits the retina. However, unlike these alternative procedures, P-IOLs do not permanently alter vital structures within the eye.

PRODUCTS AND PRODUCT DEVELOPMENT

          We have designed and are currently seeking regulatory approval for two P-IOL products: the TP.2 Phakic Lens (the "TP.2") and the Phakic Refractive Lens (the "PRL"). The development of the TP.2 was the catalyst that led to the formation of our company and is our lead product. The TP.2 was designed to treat both major vision disorders: myopia and hyperopia. This product is undergoing international clinical testing, and the data from these clinical tests will be utilized to apply for a CE Mark, which will allow us to market and sell the TP.2 in Europe and other participating countries. We also plan to seek FDA approval for the TP.2, which will allow us to market and sell the TP.2 in the U.S.

          Our second product, the PRL, was designed and developed by Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, and Igor Valyunin, the Chief Scientific Officer and a director of our company, in 1996. We acquired the intellectual property and marketing rights to the PRL in the United States and Japan from CIBA Vision AG in June 2006 for a purchase price of $1 million plus future royalty payments. The PRL has not yet received FDA approval for commercial sale in the United States. However, it has received a CE Mark for marketing and sale in Europe and certain other participating countries. The sales and marketing rights for the PRL outside of the U.S. and Japanese markets (where we hold these rights) are owned by Carl Zeiss Meditec, Inc.

          THE TP.2 PHAKIC LENS. Dr. Rozakis and Mr. Valyunin completed the development of the TP.2 in 2003 as a next generation P-IOL. The TP.2 is made of silicone, has a flat top structure with its curvatures on the posterior surface, is flexible, and is placed in the posterior chamber of the eye. The optic size of the TP.2 is 6 mm. Although its design can accommodate multifocality, the TP.2's current development state does not possess this capability. The TP.2 floats in the eye as its method of fixation and targets myopes and hyperopes. Hyperopia affects 9% of the population, and thus is a substantial potential market. While LVC can be effective in treating hyperopia, its results are inconsistent. Currently, other companies are developing P-IOLs to treat hyperopia; however, management believes that the intellectual property underlying the competing products is not well suited to treat this condition.

          We have completed the clinical development of the implantation procedure for the TP.2, which is described below. Management believes the TP.2 implantation procedure is easy to perform, and clinical testing to date has borne out this opinion. Early testing results also confirm that the TP.2's design is effective in eliminating the need for an iridotomy (a surgical procedure whereby a hole is made in the iris), unlike the lenses of all other P-IOL manufacturers. These tests also indicate that the TP.2 has had good centration (centering the lens for optimal performance). Management anticipates that the TP.2 will achieve good long-term results, based on the design, fit and results of preliminary studies.

          THE PHAKIC REFRACTIVE LENS (THE "PRL"). The PRL, which Dr. Rozakis and Mr. Valyunin developed in 1996, is made of silicone and has a plate haptic design with flexible construct, but is not multifocal. Placed in the posterior chamber of the eye, its optic size is approximately five millimeters - which is small and therefore may cause glare or a halo effect. The lens also floats and uses the iris as its centering force. Target users are patients suffering from myopia and possibly hyperopia. The intellectual property rights to the PRL in all markets other than the United States and Japan (where we hold these rights) are owned by Carl Zeiss Meditec, Inc.

          We believe the acquisition of the U.S. and Japanese intellectual property and marketing for the PRL represents a significant opportunity for us because the PRL is a proven product that has already undergone extensive testing and considerable capital investment. We also believe we will benefit from our ability to utilize the PRL's development and regulatory data as a foundation for our activities with our own product designs, including the TP.2.

          The primary difference between the PRL and the TP.2 is the small optic and shape of the PRL, as the TP.2 has a revolutionary design that is unique in the industry. However, despite its small optic, we believe the PRL is potentially a superior product compared to other P-IOLs currently on the market. We believe the primary reason we were able to purchase the rights to the PRL on advantageous terms was due to problems associated with the surgical procedure designed for its implantation. Despite the poor surgical implantation procedure originally employed with the PRL, the three-year post-operative data on its implantation has been stable. Management believes these results correlate to a safe product with a poor implantation procedure. We plan to build upon the success of the PRL by improving the surgical implantation methods and finalizing the FDA studies with the hope of achieving FDA approval for marketing and sale of this product in the U.S.

          TORIC LENSES. In addition to the TP.2 and the PRL, we also are developing toric lenses, which are designed to correct for astigmatism. Although the development process for toric lenses is complicated, we have designed prototypes that we plan to test after we have commenced the CE Mark clinical trials for the TP.2.

          IMPLANTATION PROCEDURE. In the third quarter of calendar year 2006, we completed the clinical development of the implantation procedure for our lenses. We believe this is a significant milestone, as we believe the procedures and injectors employed by our competitors are a prime weakness of their offerings. The key objectives in developing our implantation procedure was to make it simple, efficient, safe and consistent, both in ease of procedure and end result.

          As currently contemplated, the patient will report on the day of surgery to a surgical facility on an outpatient basis. The patient will then have his or her pupil dilated, receive sedation and have the eye numbed so there is no movement. With more experience, management anticipates that the procedure will be performed using only topical anesthesia. The implantation procedure should include the following steps:

     - INCISION: A 3.0 mm incision will be made on the side of the cornea outside the field of vision. The surgeon will make the incision at the juncture where the cornea (the clear part of the eye) becomes the sclera (the white part of the eye).

     - INSERT VISCOUS GEL: As aqueous fluid leaks out of the eye when the incision is opened, a gel will be injected into the eye to temporarily replace the eye's natural fluid. This thicker viscous gel is designed to provide an optimal working space during implantation by maintaining a distinct space between the cornea, the iris and the natural crystalline lens.

     - INJECT LENS: An injector will insert the lens into the eye, and instruments will be used to position the lens under the iris. Once the lens is positioned, the viscous gel will be removed and the procedure is completed.

          Following the implantation procedure, the pupil will be constricted and antibiotic and steroid drops will be applied to expedite the healing process and protect the eye from infection. The incision will be self healing and will not require stitches. The entire implantation procedure should take no more than 10 minutes in skilled hands.

          Once implanted, our lens will float above the crystalline lens to induce the change of vision. Our lens has a unique feature that precludes the surgeon from having to perform an iridotomy. We believe this is a significant benefit as a preparatory laser iridotomy typically can be performed only if the patient either comes in one week before surgery solely for the purposes of the iridotomy, which requires an additional visit, or if the iridotomy is performed at the time of surgery, which causes bleeding and an extra step in the surgical process. In an industry that thrives on simplicity, we believe the lack of the iridotomy provides a significant competitive advantage for our products.

          Our implanted lens is self-centering and will be offered in multiple formats. Moreover, unlike other permanent surgical vision correction alternatives, the implantable phakic lens is removable if so desired.

     POTENTIAL COMPLICATIONS. Management has designed our implantation procedure to address certain of the common complications described below that may arise in connection with the implantation of P-IOLs.

     - Cataract Formation. It is highly unlikely that cataract formation will occur with our lenses because of their unique fit, placement and design - a hypothesis supported by preliminary tests and the comparability of our lenses to other lenses showing cataract-free outcomes. Moreover, our lenses are unlikely to cause cataracts because the lenses do not come in permanent contact with the eye's natural crystalline lens, and therefore, they do not induce pressure on the eye structure that could lead to cataract formation. Accordingly, we believe, and early testing indicates, that the lenses should achieve a superior fit compared to other lenses, further mitigating concerns of cataract complications.

     - Centration and Sizing. If a lens diameter is too small, it can be difficult to center. As a result of this concern, we have invested considerably in the development of a lens size that fits most eyes. However, a small, medium and large product portfolio is the most likely outcome of these efforts.

     - Endothelium. The endothelium is the inner lining of the cornea, and it is essential that it not be damaged during surgery. We took particular care in designing our implantation procedure to ensure that no damage will occur to the fragile endothelium. The process by which the lens is injected into the eye, or how a forceps is used to insert a lens in the eye, will determine if the procedure is endothelium-safe.

     - Insertion. The surgeon must make a precise incision to avoid the need for sutures.

     - Elevated Pressure. Because our implantation procedure is designed not to require an iridotomy, there could be some instances of elevated pressure in the eye. If this occurs, an iridotomy can be performed post-operatively to remedy the situation. In clinical testing to date, this has not been an issue for our lenses.

          Treatment procedures exist for most of the complications that may occur during implantation of our lenses. For instance, if the lens becomes decentered, the surgeon may remove it. Similarly, if a cataract forms during implantation, the surgeon can remove the lens and treat the cataract. However, the loss of endothelial cells during implantation may be very difficult to remedy. As a result, we believe the development of the best surgical technique is vital to the eventual acceptance and long-term success of our lens products.

SALES AND MARKETING

          We anticipate that the target market for our products, once they are commercially available, will be ophthalmologists who already perform or wish to perform refractive surgery. We believe the availability of our products will allow refractive surgeons to offer a safe, simple, effective and reversible alternative to LASIK surgery. In addition, the availability of our products should allow general ophthalmologists (non-refractive surgeons) to enter into and compete in the refractive market without requiring the purchase of expensive lasers and other related devices. Because the surgical technique for implantation of the TP.2 is similar to that of cataract surgery, we anticipate there will be a rapid adoption of our products by this segment of the market.

          We anticipate that initially the majority of our international product sales will occur via a distributor network rather than through direct sales to surgeons. Domestically, however, the use of direct sales forces will be evaluated, although we do not anticipate building our own in-house direct sales force. We intend to enter into distribution relationships prior to receiving regulatory approval for our products. Important marketing elements, such as product branding, also will be undertaken at that time through the engagement of consultants with recognized expertise and proficiency in this area.

COMPETITION

          Competition in the ophthalmic surgical product market is intense and characterized by extensive research and development and rapid technological change. Development by competitors of new or improved products, processes or technologies may make our products obsolete or less competitive. Accordingly, we must devote continued efforts and significant financial resources to enhance our existing products and to develop new products for the ophthalmic industry.

          We face significant competition in the marketplace from other products and procedures that improve or correct refractive conditions, such as corrective eyeglasses, external contact lenses, and conventional and refractive surgical procedures, including LASIK. These products and procedures are long established in the marketplace and familiar to patients in need of refractive correction. In particular, eyeglasses and external contact lenses are much cheaper and more easily obtained, because a prescription for the product is usually written following a routine eye examination in a doctor's office, without admitting the patient to a hospital or surgery center.

          THE LASIK PROCEDURE. LASIK is a quick and virtually painless procedure, resulting in the majority of patients experiencing improved vision and a reduced dependency on corrective eyewear. Although LASIK is currently the most common refractive surgery procedure, management believes the procedure is not as accurate as the implantation procedure for P-IOLs and does not supply high-quality vision in patients who are very nearsighted or farsighted. A person's vision generally ranges from -20 to +20 diopters. LASIK has proven to be very predictable from -6 to +4 diopters. However, once outside this range, too much irreversible treatment is typically required - resulting in secondary procedures (enhancements) - and the quality of vision is often accompanied by side effects.

          Potential side effects of LASIK, some of which can be quite debilitating, include dry eye, a decrease or cessation of tear production, night vision problems, such as halos and starbursts, clouded vision or "haze", light sensitivity and glare. Ectasia, which is a serious weakening of the cornea that results in irreversibly poor vision as a result of corneal bulging due to instability, is a more serious potential complication of LASIK.

          In addition to the possible side effects, many ophthalmologists do not perform LASIK surgery due to high malpractice insurance premiums, high laser costs and safety concerns associated with this procedure. As a result, they are constantly seeking alternative revenue streams to combat rising malpractice insurance premiums and reduced Medicare reimbursements. We believe that the availability of a reversible, low-fixed-cost, highly predictable and effective refractive procedure, such as P-IOLs, can fill a significant need in the marketplace.

          OTHER P-IOL PROVIDERS. Our primary competitors in the refractive lens field have longer operating histories, and have substantially greater resources, than we do, including greater name recognition, larger sales and marketing operations, greater ability to finance research and development, and more developed and well financed regulatory compliance and quality control systems. Specifically, we have identified as our principal competitors three companies that are in the process of developing and commercially marketing P-IOLs for sale in the United States: Advanced Medical Optics, Inc., STAAR Surgical Company and Alcon Laboratories, Inc.

          ADVANCED MEDICAL OPTICS ("AMO"). AMO, a global leader in medical devices, has a broad suite of technologies and devices to address a wide range of eye disorders. In 2004, AMO introduced Verisyse(TM), the first FDA-approved P-IOL for treatment of moderate to severe myopia. The Verisyse(TM) lens is suitable for the reduction or elimination of myopia in adults with myopia ranging from -5.0 to -20.0 diopters. However, AMO does not have any products designed for the posterior chamber of the eye, as are the lenses designed by the Company.

          STAAR SURGICAL COMPANY ("STAAR"). STAAR is a developer, manufacturer and global distributor of products within three ophthalmology business segments: cataract surgery, glaucoma surgery and refractive surgery. STAAR has used its proprietary Collamer(TM) material to develop and manufacture an implantable contact lens to treat refractive disorders such as myopia, hyperopia and astigmatism. In 1996, STAAR commenced commercial sales in certain foreign countries of its Visian ICL (Implantable Collamer Lens) ("ICL"), a refractive phakic implant intended for placement in the posterior chamber of the eye. The ICL received its CE Mark in 1997 and FDA approval in 2003. The FDA approved the STAAR Myopic Visian ICL in December 2005. The approved ICL models are indicated for patients 21 to 45 years of age for the correction or reduction of myopia ranging from -3.0 diopters to less than or equal to -20.0 diopters with astigmatism less than or equal to 2.5 diopters. As a result of the ICL's foldable design, we believe the implantation procedure is minimally invasive and allows an incision up to 50% smaller than that necessary for AMO's Verisyse lens, and its placement in the eye behind the iris provides a more aesthetically pleasing outcome than those lenses implanted in the anterior chamber of the eye.

          ALCON LABORATORIES, INC. ("ALCON"). Alcon is a global specialty medical company focused on eye care. Alcon is currently conducting clinical studies on an angle-supported phakic intraocular lens that is to be implanted in the anterior chamber of the eye. The Alcon P-IOL is made from Alcon's proprietary biocompatible AcrySof(R) material. This material can be used to produce a lens that is foldable, and that therefore requires a small incision for implantation, as is also true of our lenses.

          COMPETITIVE ADVANTAGES. We believe the TP.2 and the PRL are well positioned to compete against LVC due to the fact that our lenses are designed to treat a wider range of vision impairments more effectively than LVC, and the fact that the permanent alterations that are made to the cornea in LVC procedures may lead to the development of certain side effects, including ectasia (a structural weakening of the cornea), dry eye (believed to be caused by the severing of nerves in the cornea when the LASIK flap is created), a decrease or cessation of tear production, night vision problems, such as halos and starbursts, clouded vision, light sensitivity and glare.

          We believe our lenses will also compete effectively against AMO's Verisyse lens due to the short length of the implantation procedure for our lenses (an estimated 10 minutes as compared to an estimated 30 minutes for the Verisyse), the foldable material used to create our lenses (which permits for a smaller incision, thus reducing the potential for astigmatism complications), and the fact that our lenses are designed to be posterior chamber lenses (and thus less visible and with reduced potential for endothelial cell loss, which could lead to corneal decompensation). We also believe the design of the TP.2, which is intended to be floating and self-centering (which characteristics reduce the amount of contact between the lens and the eye than is the case with respect to the STAAR ICL), may result in a lower rate of cataract formation than has been experienced with respect to the STAAR ICL. This latter advantage should also apply to the PRL based on planned improvements in the implantation procedure. The fact that our lenses are posterior chamber lenses, rather than anterior chamber lenses like Alcon's vaulting Acrysof lens, may result in less potential damage to the pristine structure of the eye, thereby reducing complications such as progressive endothelial cell loss, iris trauma (pupil deformation), glaucoma and cataract formation. Moreover, since our implantation procedure does not require an iridotomy, the surgical process is less complicated than that offered by many of our competitors.

GOVERNMENT APPROVALS AND REGULATION

          Status of Regulatory Approval for Products. The TP.2 and the PRL have not yet received FDA approval for marketing within the United States. The TP.2 also has not yet received CE Mark approval for marketing in Europe and several other countries worldwide. Although the PRL has received CE Mark approval, the right to market and sell the PRL in those countries to which the CE Mark applies are not owned by our company. While certain countries do not require a CE Mark or any other regulatory approval for medical product testing or sales, the FDA mandates that U.S. companies gain approval from the FDA to export to such countries, which it classifies as Tier II. The process to gain such export approval from the FDA is abbreviated relative to U.S. market approval. In September 2006 we received Tier II exportation approval for the TP.2 to the Dominican Republic, and we plan to apply for similar approvals in additional countries in the near future. The CE Mark approval process is more involved, and we anticipate this approval for the TP.2 will be granted by the first quarter of calendar year 2008. FDA approval for the TP.2 and the PRL may take as long as four and three years, respectively.

          We recently established our clinical infrastructure, which is critical to commencing and attaining all regulatory approvals. Upon receipt of a CE Mark for the TP.2, we plan to expand our sales channel for this product to include the CE countries and to pursue a vigorous marketing plan. We plan to meet with the FDA in 2007 to determine the timeframe required to attain U.S. market approval for the PRL. Domestic marketing of the TP.2, the PRL and any other P-IOL product can only commence following FDA approval.

          Regulatory Approval Process. The road to commercialization for most medical devices, such as those designed by us, usually follows a two-step regulatory process. The first step is to obtain a CE Mark, which is a designation and approval to market products in Europe and certain other countries that adhere to its protocol. The second regulatory step is to seek FDA approval to market in the United States. Data gathered from the CE Mark approval process is often submitted to support the FDA approval process.

          CE Mark Approval Process. Commercial distribution of medical devices in Europe and certain other world markets is regulated by a European Notifying Body under ISO 13485, 2003 certification. To enter the European market, the TP.2 must undergo clinical investigation outside of the U.S., following which a clinical file will be submitted to the European Notifying Body for approval. The approval process will require a review of all pre-clinical, quality systems and clinical data by the European Notifying Body. Millennium Biomedical, Inc. ("MBI"), which currently manufactures our products for clinical trials and with which we currently contemplate entering into an agreement to manufacture our products for sale to the market, is ISO 13485, 2003 certified, which should help accelerate the CE Mark review process for our products. Jerry Kaeni, a director of our company, is the President and Chief Executive Officer of MBI. Once we receive a CE Mark for the TP.2, we can begin commercial sales of the TP.2 in Europe and to those markets in which the CE Mark is accepted for product registration. As noted above, the PRL has already received CE Mark approval, although the right to market and sell the PRL in those countries to which the CE Mark applies are not owned by our company.

          FDA Approval Process. Our products are classified as Class III devices by the FDA, and clinical studies relating to our products will be based on this classification. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or present a potential, unreasonable risk of illness or injury. All implantable devices require Pre-market Approval (PMA) for domestic commercial distribution. Examples of Class III devices that require PMA include replacement heart valves, silicone gel-filled breast implants, implanted cerebella stimulators and intraocular lenses.

          Our intraocular lenses are Class III implantable devices and require the filing of a PMA application, which is the most stringent type of device marketing application required by the FDA. A PMA application is a scientific and regulatory document submitted to the FDA to demonstrate the safety and effectiveness of the Class III device. There are administrative elements of a PMA application, but compelling scientific, clinical and regulatory information is essential for approval of a PMA application. If a PMA application is deficient, it will delay the FDA's review and approval. PMA applications that are incomplete, inaccurate, inconsistent, poorly organized or omit critical information have experienced delays in the review process.

          PMA approval is based on a determination by the FDA that the PMA application contains sufficient scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA application is, in effect, a private license granting the applicant (or owner) permission to market the device. The PMA applicant is usually the person who owns the rights or has authorized access to the data and other information to be submitted in support of FDA approval, which is often the inventor/developer or the manufacturer. We intend to have MBI, which is an FDA-approved ocular lens manufacturer and marketer that is currently manufacturing our products for clinical trials, submit the PMA applications for our products on our behalf.

          Regulations provide the FDA with 180 days to review a PMA application and to make a determination. In reality, the review time is usually longer. Before approving or denying a PMA application, the appropriate FDA advisory committee may review the PMA application at a public meeting and provide the FDA with the committee's recommendation on whether the FDA should approve the submission. After the FDA notifies the applicant that the PMA application has been approved or denied, a notice is published on the Internet that summarizes the data on which the decision is based and provides interested persons an opportunity to petition the FDA within 30 days for reconsideration of the decision.

          MBI operates an FDA-registered site. To maintain its standing with the FDA, MBI must be in compliance with Good Manufacturing Practices ("GMP"), Quality Control and Medical Device Reporting. The FDA may from time to time, typically every two to three years, audit a company for compliance. As part of these audits, the FDA reviews documents, interviews management and reviews all procedures.

     The current GMP requirements set forth in the Quality System ("QS") regulation are promulgated under section 520 of the Federal Food, Drug and Cosmetic Act (the "FDC Act"). GMP requires that:

          - Domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of finished medical devices intended for commercial distribution in the United States.

          -    Various specifications and controls are established for devices.

          - Devices are designed under a quality system to meet these specifications.

          - Devices are manufactured under a quality system governing that finished devices meet these specifications.

          -    Devices be correctly installed, checked and serviced.

          - Quality data is analyzed to identify and correct quality problems.

          -    Complaints are processed.

     Thus, the QS regulation helps assure that medical devices are safe and effective for their intended use. The FDA monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation.

     The Medical Device Reporting ("MDR") regulation provides a mechanism for the FDA and manufacturers to identify and monitor significant adverse events involving medical devices. The goals of the regulation are to detect and correct problems in a timely manner. Although the requirements of the regulation can be enforced through legal sanctions authorized by the FDC Act, the FDA relies on the goodwill and cooperation of all affected groups to accomplish the objectives of the regulation.

     The statutory authority for the MDR regulation is section 519(a) of the FDC Act, as amended by the Safe Medical Devices Act of 1990 (the "SMDA"). The SMDA requires user facilities to:

          - Report device-related deaths to the FDA and the device manufacturer;

          - Report device-related serious injuries to the manufacturer, or to the FDA if the manufacturer is not known; and

          - Submit to the FDA on an annual basis a summary of all reports submitted during that period.

          When a problem arises with a product regulated by the FDA, the FDA can take a number of actions to protect the public health. Initially, the FDA works with the company and/or the manufacturer to correct the problem voluntarily. If that fails, legal remedies may include asking the company and/or the manufacturer to recall a product, having federal marshals seize products if a voluntary recall is not done, and detaining imports at the port of entry until problems are corrected. If warranted, the FDA can ask the courts to issue injunctions or prosecute those that deliberately violate the law. When warranted, criminal penalties, including prison sentences, are sought.

OTHER U.S. GOVERNMENT REGULATION.

          The delivery of health care products and services has become one of the most highly regulated for professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care products and services. Federal laws and regulations are based primarily upon the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment. We believe we are materially complying with applicable laws; however, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. In addition, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, we may receive a determination that is adverse to our objectives. Furthermore, applicable laws may be amended in a manner that could adversely affect us.

          A significant portion of our revenues could eventually be generated through this system if our products are approved by the FDA. We may then be subject to Medicare, Medicaid or other federally-funded health care program guidelines and limitations as to the pricing of the lenses.

HISTORY

          We were incorporated in Utah on March 21, 1981 as Arrowhead Energy Corp. Since that time, we have undergone several name, ownership, directional and management changes. From 2001 to 2005, we had no revenues or business operations, although our common stock traded on the Over-The-Counter Bulletin Board ("OTCBB") and on the "Pink Sheets" under the symbol "BYMT" during that time. After September 30, 2005, our trading symbol was changed to "BYMR". We changed our name to Implantable Vision, Inc. in connection with the reverse merger with JIGJIG, LLC described below, and now trade under the symbol "IMVS" on the OTCBB.

          On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIG") pursuant to which JIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "JIG Transaction"). Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, Igor Valyunin, the Chief Scientific Officer and a director of our company, and Jerry Kaeni, a director of our company, formed JIG in September 2005 to hold the intellectual property for the TP.2 lens. As a result of the JIG Transaction, we issued 30,000,000 shares of our common stock to the interest holders of JIG in exchange for their 100% interest in JIG.

          At the time of the JIG Transaction, The Regency Group, the holder all 1,000,000 of the issued and outstanding shares of our Series A Preferred Stock, made an additional capital contribution to our company in the aggregate amount of $475,000, which we used to extinguish our outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of our company, which loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to treasury 300,000 shares of our common stock from Mr. Elliott for an aggregate purchase price of $5,000.

          In June 2006, we amended the designations of our Series A Preferred Stock so that each share of Series A Preferred Stock would be convertible into one unit consisting of ten shares of common stock, a warrant exercisable into two-and-one-half shares of our common stock at an exercise price of $2.00 per share of common stock, and a warrant exercisable into two-and-one-half shares of our common stock at an exercise price of $5.00 per share of common stock.

          Following the JIG Transaction, we raised approximately $1,757,595 through the sale of 1,476,971 shares of our common stock for a purchase price of $1.19 per share, and have entered into subscription agreements for the sale of another 2,310,924 shares of our common stock for an aggregate purchase price of $2,750,000 ($1.19 per share), contingent upon our common stock being approved for listing on the American Stock Exchange.

          On June 19, 2006, we purchased from CIBA Vision AG for a purchase price of $1 million plus future royalty payments the U.S. and Japanese intellectual property and marketing rights for the PRL. The remaining international rights to the PRL are owned by Carl Zeiss Meditec, Inc. Through the acquisition of the PRL, we acquired an extensive cache of clinical data and regulatory precedents that we estimate could save us up to five years of development time and significant development costs. In addition to acquiring the intellectual property and marketing rights to the PRL, we also assumed sponsorship of the PRL's FDA trial, which is currently in Phase III. The FDA has outstanding questions relating to the implantation procedure for the PRL. Management is confident that it can make the necessary modifications to the PRL implantation procedure that will enable it to achieve FDA approval, although there can be no assurance FDA approval will be issued or that the FDA will not have additional questions or concerns relating to the re-design of the PRL. In addition, we believe that such approval will serve as a foundation from which we can develop and launch additional products. Such products may include hyperopic (farsighted) and toric (astigmatic) P-IOLs. We intend to launch initial versions of these products internationally, with the associated clinical data to be used to expedite the FDA approval process as improvements to the PRL platform.

EMPLOYEES

          As of November 10, 2006, we had four employees and two consultants. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We consider our relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS.

          Our short and long-term success is subject to many factors that are beyond our control. Investors and prospective investors should consider carefully the following risk factors, in addition to other information contained in this report. This report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

RISK FACTORS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

          Although our company was incorporated in 1981, the current management team and business model were not put into place until December 2005, following the merger of JIGJIG, LLC into a wholly-owned subsidiary of our company. As a result, we have a limited operating history upon which an evaluation of our company can be based. Accordingly, you should consider our future prospects in light of the risks and uncertainties frequently experienced by early stage companies in evolving markets, such as the growing market for refractive vision correction surgery. Some of these risks and uncertainties relate to our ability to:

               - offer vision correction products and procedures to attract and retain a large customer base;

               -    increase awareness of our products and services;

               -    respond to competitive market conditions;

               -    respond to changes in our regulatory environment;

               -    manage risks associated with intellectual property rights;

               -    maintain effective control of our costs and expenses;

               -    raise sufficient capital to sustain and expand our business;

               -    attract, retain and motivate qualified personnel; and

               - upgrade our technology to support additional research and development of new products.

          If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

WE WILL REQUIRE ADDITIONAL FINANCING IN THE FUTURE, AND OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FINANCING WHEN NEEDED.

          We will need to obtain significant additional debt or equity financing to fund future capital expenditures, including the development, testing and marketing of our existing and proposed products. Additional equity financing may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

               - limit our ability to pay dividends or require us to seek consent for the payment of dividends;

               - increase our vulnerability to general adverse economic and industry conditions;

               - require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

               - limit our flexibility in planning for, or reacting to, changes in our business and our industry.

          We cannot guarantee that we will be able to obtain any additional equity or debt financing on acceptable terms, or at all. If we are unable to obtain additional capital or are required to obtain capital on terms less satisfactory than those we desire, we may be required to modify our growth and operating plans, delay the deployment of our products or take other actions that could adversely affect our business, prospects, operating results and financial condition.

WE WILL DEPEND UPON A LIMITED NUMBER OF PRODUCTS FOR REVENUES.

          We anticipate that virtually all of our sales will be derived from sales of the TP.2 lens and the PRL for the refractive vision correction surgery market. Neither the TP.2 nor the PRL has received FDA approval for domestic sales, and the TP.2 has not received a CE Mark for international sales. Although the PRL has received a CE Mark for international sales, we do not own the right to market this product in any country to which the CE Mark applies. There can be no assurance that either the TP.2 or the PRL will receive the regulatory approvals required for us to initiate marketing and sale of such product and, even if they do attain such approvals, that they will receive market acceptance, generate significant sales or result in gross profits. Our future operating results are significantly dependent upon market acceptance of the TP.2 and the PRL. Failure to achieve market acceptance of these products as a result of competition, technological change or other factors, or the failure to successfully market such products or enhanced versions thereof, would have a material adverse effect on our business, operating results and financial condition.

OUR CONTROLLING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND AFFAIRS AND COULD EXERCISE THIS INFLUENCE AGAINST YOUR BEST INTERESTS.

          Dr. George Rozakis, Igor Valyunin, William Rozakis, Jerry Kaeni and Dr. Alexander Hatsis, each of whom is an officer and/or director of our company, either individually or through their affiliates, collectively beneficially own approximately 94% of our outstanding shares of common stock. As a result, they are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuances, mergers and acquisitions and any amendments to our Articles of Incorporation, By-laws or other corporate governance documents. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN MANAGING OUR FUTURE GROWTH.

          We intend to substantially increase the scale of our operations, which will result in higher operating costs. If we are unable to generate revenues that are sufficient to cover our increased costs, our results of operations will be materially and adversely affected. In addition, we may experience periods of rapid growth, including increased staffing levels. Any such growth will place a substantial strain on our management, operational, financial and other resources, and we will need to train, motivate and manage employees, as well as attract sales, technical and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives will have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH INCREASES OUR COSTS AND COULD PREVENT US FROM SELLING OUR PRODUCTS.

          Government regulations and agency oversight apply to every aspect of our business, including testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping, and the sale and distribution of products and samples. Complying with government regulations substantially increases the cost of developing, manufacturing and selling our products. Failure to comply with applicable laws and regulations could subject us to severe legal sanctions that could have a material adverse effect on our business and results of operations.

          In the United States, we must obtain approval from the FDA for each product that we market. Competing in the ophthalmic products industry may require us to introduce new or improved products and processes, and to submit these to the FDA for approval. Obtaining FDA approval is a long and expensive process, and approval is never certain. In addition, our operations in the United States are subject to periodic inspection by the FDA. An unfavorable outcome in an FDA inspection may result in the FDA ordering changes in our business practices or taking other enforcement action, which could be costly and severely harm our business.

          Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product, the potential sales of the product and its value to us can be substantially reduced. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses of the product, or may otherwise limit our ability to promote, sell and distribute the product, or may require post-marketing studies. If we cannot obtain regulatory approval of our new products, or if the approval is too narrow, we will not be able to market these products, which would eliminate or reduce our potential sales and earnings.

          Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation of any additional laws or regulations, could have a material adverse effect on our business, results of operations and financial condition, and there can be no assurance that we or our suppliers will be able to stay in compliance with current regulations or that future regulations will not adversely affect our operations.

          We estimate that it will take up to four years to receive FDA approval for both the TP.2 and the PRL, and up to 18 months to receive a CE Mark for the TP.2. There can be no assurance that the results of such clinical investigations will be favorable to us. Even if the results are favorable, the regulating body may dispute any claims of safety, efficacy or clinical utility and not allow the product to be marketed. Also, the sale price of the proposed products may not be enough to recoup the amount of our investment in conducting the investigative studies. If we are unable to achieve approval for our products, we will have invested substantial research and development capital without result, and we have no other existing products for revenues or growth of our company.

OUR LONG-TERM PROSPECTS DEPEND HEAVILY ON THE SUCCESS OF THE TP.2, WHICH IS STILL UNDER DEVELOPMENT AND WITH RESPECT TO WHICH PIVOTAL CLINICAL TRIAL DATA IS NOT YET AVAILABLE. IF WE ARE UNABLE TO COMMERCIALIZE THE TP.2 OR EXPERIENCE SIGNIFICANT DELAYS IN DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

          We have invested a significant portion of our time and financial resources in the development of the TP.2. We anticipate that our ability to generate significant revenues will depend in large part on the successful development and commercialization of the TP.2. The commercial success of the TP.2 will depend on several factors, including the following:

     -    successful commencement and completion of clinical trials;

     - receipt of marketing approval from the FDA and similar foreign regulatory authorities;

     -    launching commercial sales of the TP.2;

     - successfully building and sustaining manufacturing capacity to meet anticipated future market demand; and

     -    acceptance of the TP.2 by the medical community and consumers.

          To date, our research and clinical trials relating to the safety and efficacy of the TP.2 has been favorable. However, new information may arise from our continuing analysis of the data that may be less favorable than anticipated. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Furthermore, even after we complete our FDA filing, the FDA may not accept our submission as complete, may request additional information from us, including data from additional clinical trials, and, ultimately, many not grant marketing approval for the TP.2. If we are not successful in commercializing the TP.2, or we are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

IF OUR CLINICAL TRIALS FOR OUR PRODUCTS ARE UNSUCCESSFUL, OR IF WE EXPERIENCE SIGNIFICANT DELAYS IN THESE TRIALS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS WILL BE IMPAIRED.

          We must provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate that our products are safe and effective before our products can be approved for commercial distribution. The preclinical testing and clinical trials of our products must comply with regulations by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study.

          It may take several years to complete the testing of our products, and failure can occur at any stage of testing. For example:

     - interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted on smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

     - while our products may appear promising at early stages of development, receipt of regulatory approval for them may ultimately fail for a number of reasons, including the possibility that our products may be ineffective, less effective than products of our competitors or cause harmful side effects;

     - any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;

     - preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

     - negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

     - the FDA can place a hold on a clinical trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

     - we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we are developing our products or the period required for review of any application for regulatory agency approval; and

     - our clinical trials may not demonstrate the safety and efficacy needed for our products to receive regulatory approval.

          If we are required to conduct clinical trials or other studies of our products beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our products, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs also will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products. If any of these events occurs, our business will be materially harmed.

WE MAY DEPEND ON THIRD PARTIES IN THE CONDUCT OF CLINICAL TRIALS FOR OUR PRODUCTS AND ANY FAILURE OF THOSE PARTIES TO FULFILL THEIR OBLIGATIONS COULD ADVERSELY AFFECT OUR DEVELOPMENT AND COMMERCIALIZATION PLANS.

          We may depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our clinical trials for our products. We may rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our products and future product candidates.

WE ARE DEPENDENT UPON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS.

          We currently depend upon one third-party manufacturer to manufacture all of our products for clinical trials. We anticipate entering into an agreement with this entity whereby it will manufacture our products for sale to the market once they have been approved for sale. We do not currently have manufacturing facilities or personnel to independently manufacture our products. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative arrangements on commercially acceptable terms, if at all. In addition, although we believe there are other manufacturers available to meet our requirements, a change could result in us having to test a new manufacturer's quality control standards. As a result, competitors who manufacture their own products may have an advantage over us with respect to pricing, availability of product, and in other areas through their control of the manufacturing process.

IF WE FAIL TO KEEP PACE WITH ADVANCES IN OUR INDUSTRY OR FAIL TO PERSUADE PHYSICIANS TO ADOPT THE NEW PRODUCTS WE INTRODUCE, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR SALES MAY NEVER MATERIALIZE.

          Constant development of new technologies and techniques, frequent new product introductions and strong price competition characterize the ophthalmic industry. The first company to introduce a new product or technique to market usually gains a significant competitive advantage. Our future growth depends, in part, on our ability to develop products to treat disorders of the eye that are more effective, safer or incorporate emerging technologies better than our competitors' products. Sales of our products may fail to materialize or decline rapidly if one of our competitors introduces a substantially superior product, or if we announce a new product of our own. Similarly, if we fail to make sufficient investments in research and development or if we focus on technologies that do not lead to better products, our current and planned products could be surpassed by more effective or advanced products. In addition, we must manufacture our products economically and market them successfully by persuading a sufficient number of eye care professionals to use them.

OUR INDUSTRY SEGMENT IS INTENSELY COMPETITIVE, AND WE FACE STRONG COMPETITION FROM LARGER, MORE ESTABLISHED COMPETITORS.

          The segment of the ophthalmic market in which we compete is very competitive and competition is likely to increase. Increased competition may result in price cuts, reduced gross margins and loss of market share, any of which could seriously harm our results of operations. Many of our competitors have, and potential competitors may possess, longer operating histories and significantly greater financial, technical, personnel and other resources than us, including larger, more established research and development departments and greater name and brand recognition. These greater resources may permit them to implement extensive advertising, sales, promotions and programs that we may not be able to match. Better financed competitors may also have greater success in future research and development efforts. As these competitors enter the field, our sales growth may fail to increase despite our efforts to continue to design and manufacture superior products. There can be no assurance that we will have the ability to compete successfully in this environment. Although our projections assume that the industry will generate competition, there can be no assurances as to how any level of competition may impact our forecasts and projections. If we are unable to compete successfully against our competitors, our business will be seriously harmed.

FAILURE TO ACHIEVE MARKET ACCEPTANCE FOR OUR PRODUCTS COULD RESULT IN DECREASED REVENUES.

          Although P-IOLs have been used to treat refractive vision problems for more than a decade, their general availability in the marketplace is relatively new. The commercial success of our products will depend, in part, upon the use of this technology achieving broader acceptance within the medical community and among potential patients as a clinically useful, safe and cost-effective method for correcting refractive vision problems. There can be no assurance that P-IOLs in general, and our products in particular, will achieve such broader acceptance. Factors that could inhibit such acceptance include the cost of P-IOLs, and negative publicity resulting from malfunctions involving this technology and the occurrence of other adverse patient events. Failure of P-IOLs in general, and our products in particular, to achieve broader market acceptance would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE ANTICIPATE THAT THOSE LOSSES WILL CONTINUE.

          We incurred cumulative operating losses through July 31, 2006 of $934,747, and we expect to continue incurring such losses for the foreseeable future until sufficient sales of our products are achieved. Our products are not yet approved for commercial sale, and, as a result, we have not yet commenced manufacturing or sales of our products. Our limited operating history makes the prediction of future operating results and prospects difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

THE LOSS OF SENIOR MANAGEMENT OR KEY RESEARCH AND DEVELOPMENT PERSONNEL OR OUR INABILITY TO RECRUIT ADDITIONAL PERSONNEL MAY HARM OUR BUSINESS.

          Our success depends to a significant extent upon the continued service of Dr. George Rozakis, our President, Chief Executive Officer and a member of our Board of Directors, Igor Valyunin, our Chief Scientific Officer and a member of our Board of Directors, Dr. Alexander Hatsis, our Medical Director, and Jerry Kaeni, a member of our Board of Directors. Loss of the services of any one of the foregoing individuals could have a material adverse effect on our growth, revenues and prospective business operations. We have entered into three year employment agreements with Mr. Valyunin and Dr. Hatsis. We maintain key-man insurance on Dr. Rozakis in the amount of $5 million. Competition for senior management and research and development personnel in the refractive surgery market is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key research and development personnel that we lose. In addition, if any member of our senior management or key research and development personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although certain of our senior management and key research and development personnel have signed a confidentiality and non-competition agreement in connection with their employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key research and development personnel.

OUR INTERNATIONAL OPERATIONS MAY EXPOSE US TO POLITICAL, ECONOMIC AND MANAGEMENT RISKS.

          We anticipate that international sales will account for a portion of our net sales in the future. International operations are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences and the burdens of complying with a wide variety of foreign laws. Additionally, we do not engage in hedging activities to protect against the risk of currency fluctuations. Fluctuations in currency exchange rates could cause sales denominated in U.S. dollars to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Also, such fluctuations could cause sales denominated in foreign currencies to affect a reduction in the current U.S. dollar revenues derived from sales in a particular country. Furthermore, future international activity may result in increased foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute significantly to fluctuations in our results of operations. The financial stability of foreign markets could also affect our international revenues. In addition, our revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings. There can be no assurance that any of these factors will not have a material adverse effect on our revenues from future international sales and, consequently, on our business, financial condition or results of operations.

IF WE FAIL TO DEVELOP AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD; AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTS, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have only recently undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

WE NEED TO MAINTAIN SUBSTANTIAL INSURANCE COVERAGE AS A RESULT OF BEING IN THE MEDICAL DEVICE INDUSTRY.

          We face an inherent business risk of exposure to product liability claims in the event that the use of our products are alleged to have resulted in adverse side effects, such as injury, illness or death. We also may be required to recall some of our products if they are damaged or mislabeled. Such events could result in product liability claims or adverse publicity. Although we currently maintain product liability insurance in amounts we consider adequate to protect us from claims, a significant product liability judgment against us or a widespread product recall, to the extent either such event is in excess of the limits of our product liability insurance, could substantially impair our business, financial condition and results of operations. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, thereby resulting in increased exposure to claims.

          Any product liability claim would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product liability claims in the future or that such claims would not have a material adverse effect on our business.

WE DEPEND ON PROPRIETARY TECHNOLOGIES, BUT MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY.

          We have issued patents and pending patent applications. We rely on a combination of contractual provisions, confidentiality procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology. These legal measures afford limited protection and may not prevent our competitors from gaining access to our intellectual property and proprietary information. Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot be certain that any pending patent application held by us will result in an issued patent or that if patents are issued to us, the patents will provide meaningful protection against competitors or competitive technologies. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense, may reduce our profits and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that the validity and breadth of claims covered by patents in our industry may involve complex legal issues that are not fully resolved.

          Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following: to cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our sales; to negotiate a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or to redesign our products to avoid infringing the intellectual property rights of a third-party, which may be costly and time-consuming or impossible to accomplish.

IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL, COMMERCIALIZATION OF OUR PRODUCTS COULD FAIL.

          A significant sales and marketing effort will be necessary to achieve the level of market awareness and sales needed to achieve profitability from sales of our proposed products. We currently have no sales and only limited marketing experience, both domestically and internationally, which may limit our ability to successfully develop and implement our sales and marketing strategy. In connection with our sales and marketing strategy, we may need to hire and train sales specialists, hire a contract sales organization, manage geographically dispersed operations and encourage customers to purchase products. The failure to successfully create and implement a sales and marketing strategy could result in increased costs and net losses with resulting potential failure of our company.

WE MAY BE INVOLVED IN FUTURE DISPUTES WITH RESPECT TO OUR USE OF TECHNOLOGY RIGHTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

          As we continue to develop products that require new technology, we anticipate that we may need to license third-party technology. We cannot provide assurance that these technology licenses will be available to us on commercially reasonable terms, if at all. In addition, it is possible that in the course of using new technology, we may inadvertently breach the technology rights of others and face liabilities for the breach. Our inability to obtain technology licenses or inadvertent breach of others' technology rights could delay or compromise the introduction of new products and could materially and adversely affect our business and financial condition by causing us to not be able to sell a product at all or profitably. Either the lack of availability of license rights at a reasonable price or disputes about licenses could adversely impact our business by limiting our sale of products to customers or making the price of products offered non-competitive, thereby contributing to a lack of profitability.

WE DEPEND UPON THIRD PARTIES FOR SUPPLIES, AND ANY PERFORMANCE FAILURES BY SUCH THIRD PARTIES COULD ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

          We plan to purchase the raw materials for our lenses from third-party vendors. Our reliance on such vendors involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and costs. If any of our suppliers reduces or interrupts its supply, this reduction or interruption could disrupt our business. Our suppliers may be unable to manufacture and deliver the lens design we order on time, or the available supply of such lens may be insufficient to meet our demand. If our suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with the suppliers, or if we encounter delays in lens supply, then these events may materially and adversely affect the availability and pricing of the product offered, and the quality of our services to customers. The result would be reduced or lost revenues and unprofitability.

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" QUALIFICATION TO THE AUDIT REPORT DUE TO THE CONTINUING LOSSES ON OPERATIONS, WHICH INDICATES THE POTENTIAL FOR OUR BUSINESS FAILURES.

          A going concern qualification, which, in effect, reflects that we could fail to continue, has been included in the auditor's report for fiscal year ending July 31, 2006. We incurred significant losses from operations for the year ended July 31, 2006, and such losses are expected to continue. In addition, we have limited working capital. Such factors raise substantial doubt about our ability to continue as a going concern. We cannot assure or guarantee that additional capital and/or debt financing will be available when and to the extent required by us, or that if available, it will be on terms favorable or acceptable to us. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This may be an indicator of our inability to continue in business, which could cause loss of investment.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

THE MARKET PRICE FOR OUR SECURITIES MAY BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT THE PRICE AT WHICH SHAREHOLDERS CAN SELL OUR SECURITIES.

          The market price for our securities may be volatile and subject to wide fluctuations in response to factors including the following:

               - actual or anticipated fluctuations in our quarterly operations results;

               - changes in financial estimates by securities research analysts;

               - changes in the economic performance or market valuations of other companies engaged in the refractive surgical vision correction market;

               - announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

               -    addition or departure of key personnel;

               -    intellectual property litigation; and

               - the public perception of refractive vision correction surgery in general.

          In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our securities.

WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK AND DO NOT ANTICIPATE THAT CASH DIVIDENDS WILL BE PAID ON OUR COMMON STOCK AT ANY TIME IN THE FORESEEABLE FUTURE.

          We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. We intend to retain all earnings for our operations.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE THE TRANSACTION COSTS OF OUR SHAREHOLDERS TO SELL THOSE SHARES.

          If the trading price of our common stock remains below $5 per share, the open-market trading of our common stock will continue to be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

OUR COMMON STOCK IS THINLY TRADED AND SHAREHOLDERS MAY BE UNABLE TO SELL AT OR NEAR "ASK" PRICES OR AT ALL IF THEY NEED TO SELL THEIR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE THEIR SHARES.

          We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges. Our common stock has historically been sporadically or "thinly-traded" on the "Over-the-Counter Bulletin Board," meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of our common stock in either direction. The price for shares of our common stock could, for example, decline precipitously in the event a large number of shares is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

          Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of the price for our securities.

PAST ACTIVITIES OF OUR COMPANY AND ITS AFFILIATES, INCLUDING ITS FORMER EXECUTIVE OFFICERS AND DIRECTORS, MAY LEAD TO FUTURE LIABILITY FOR OUR COMPANY.

          Prior to our company's acquisition of JIGJIG, LLC on December 16, 2006, our company did not engage in any businesses. In connection with the acquisition of JIGJIG, our company did not receive any indemnifications from the former controlling shareholders or management of our company against any loss, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, and any liabilities that may arise relating to such prior businesses may have a material adverse effect on our company.

FUTURE SALES OF SHARES OF OUR SECURITIES MAY DECREASE THE PRICE FOR SUCH SHARES.

          After the one-year holding period requirement under Rule 144 expires on December 16, 2006 on the 30,000,000 shares of our common stock issued to the former members of JIGJIG, LLC in connection with the reverse merger of that entity into a wholly-owned subsidiary of our company, all of such shares will be eligible for resale by such stockholders on the open market, subject to the volume limitations and other restrictions of Rule 144. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding shares of common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of us and who has satisfied a two year holding period. Actual sales, or the prospect of sales by such stockholders, may have a negative effect on the market price of our shares. We may also register for resale certain outstanding shares of common stock or shares of common stock that are issuable upon exercise of outstanding warrants or conversion of outstanding shares of preferred stock, or reserved for issuance under stock option plans that we may adopt in the future. Once such shares are registered, they can be freely sold in the public market. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

OUR SHAREHOLDERS MAY SUFFER DILUTION AS A RESULT OF FUTURE SALES OF COMMON STOCK, SOME OF WHICH SALES MAY BE FOR CONSIDERATION LESS THAN THAT PAID BY OUR CURRENT SHAREHOLDERS.

          We may issue additional shares of common stock, or securities convertible into or exercisable for shares of common stock, to finance our future capital and operations requirements, and for research and development of our products. Such shares may be issued at a price that is less than that paid by our current shareholders. Any such issuance will reduce the present percentage ownership of current shareholders, and will result in additional dilution to investors purchasing shares in the market. This poses a risk for investors in that there is no protection for them against such dilutive issuances, which could ultimately adversely affect the market and price for our shares, if such a market continues.

ITEM 2. DESCRIPTION OF PROPERTY.

          We are in the process of moving our corporate offices from the medical offices of Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, located at 25730 Lorain Road, North Olmsted, Ohio, to a location in the New York metropolitan area. The Rozakis Family, LLC, which entity is a shareholder of our company and whose managing member is Betty Rozakis, the wife of Dr. Rozakis, owns the building in which his offices are located. We anticipate that we will rent, rather than own, our new facility.

ITEM 3. LEGAL PROCEEDINGS.

          We are not a party to any pending legal proceeding, and our property is not the subject of a pending legal proceeding. We are not aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

          Our common stock trades on The Over-the-Counter Bulletin Board under the symbol IMVS.OB. The following table represents the high and low price information for our common stock for each quarterly period in fiscal 2005 and 2006.

                             Fiscal 2005     Fiscal 2006
                           --------------   -------------
                            High     Low     High    Low
                           -----   ------   -----   -----
Quarter ended October 31   $0.01   $0.007   $1.10   $0.25
Quarter ended January 31    0.20    0.010    4.50    1.00
Quarter ended April 30      0.10    0.050    4.40    2.50
Quarter ended July 31       0.09    0.019    4.00    3.25

          Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          We authorized a one-for-ten reverse split of our common stock effective after September 30, 2005.

          On November 10, 2006, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $3.00.

          As of November 10, 2006, there were 31,849,171 shares of our common stock outstanding held by approximately 495 shareholders of record. Of the 31,849,171 shares, 263,088 shares of our common stock were held in street name.

          We do not currently pay dividends on our common stock. It has been management's practice not to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

          On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively, which notes bear interest at the rate of 5% per annum. We relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) and Rule 506 promulgated thereunder, based on our belief that the offers and sales of the notes did not involve a public offering, as the purchaser had represented that he was an "accredited" investor, as that term is defined in Rule 501 under the Securities Act.

          Between December 20, 2005 and February 21, 2006, we issued 1,476,971 shares of our common stock to 10 investors for an aggregate purchase price of $1,757,595. We relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) and Rule 506 promulgated thereunder, based on our belief that the offers and sales of our common stock did not involve a public offering, as each purchaser had represented that he was an "accredited" investor, as that term is defined in Rule 501 under the Securities Act.

          Between December 20, 2005 and February 21, 2006, we offered to, and received subscriptions from two investors for, 2,310,924 shares of our common stock for an aggregate purchase price of $2,750,000. The payment for and issuance of these shares is contingent upon our common stock being approved for listing on the American Stock Exchange. We relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) and Rule 506 promulgated thereunder, based on our belief that this transaction did not involve a public offering of our common stock, as each purchaser had represented that he was an "accredited" investor, as that term is defined in Rule 501 under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal year ended July 31, 2006. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 7 - Financial Statements of this Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006 and the information discussed in Part I, Item 1A - Risk Factors.

ABOUT OUR COMPANY.

          We are a development-stage company that is developing, and intends to commercialize, phakic intraocular lenses (i.e., inside the eye contact lenses) to capture a portion of the refractive surgical vision correction market. We have begun the regulatory approval process for our first two products, our TP.2 lens and our PRL lens, and are targeting CE mark approval for our TP.2 lens in the first quarter of calendar year 2008 and FDA approval for our TP.2 lens in 2010. We have not received revenues from operations from inception through the end of the 2006 fiscal year.

STRATEGY.

          Our strategy is to position our company to rapidly develop and commercialize ophthalmic lens products worldwide. During the 2006 fiscal year, we focused primarily on the design and testing of our TP.2 platform, the acquisition of intellectual property and the establishment of our development, manufacturing and clinical infrastructure.

Design and Testing of the TP.2 platform.

          We believe that we have successfully developed a posterior chamber phakic lens that provides the market with a safe, effective, reversible and simple procedure positioned to compete with LASIK and other refractive intraocular lenses in the vision correction market. Our clinical testing to date has demonstrated that our TP.2 platform does not require an iridotomy, has excellent centration, provides a high quality of vision, minimally impacts the pristine structure of the eye and can be implanted in less than 10 minutes by a skilled surgeon.

          We anticipate initiating CE Mark studies for our TP.2 platform in the first quarter of calendar year 2007 and commencing our Chinese FDA studies soon thereafter. We anticipate receiving our CE Mark and subsequently commercializing the myopic TP.2 lens by the first quarter of calendar year 2008. We expect our hyperopic TP.2 clinical trials and commercialization to lag the myopic TP.2 by two quarters. We anticipate introducing an FDA approved product by 2010.

Acquisition of Intellectual Property.

          In June 2006, we acquired the intellectual property and marketing rights to the PRL in the United States and Japan from CIBA Vision AG for a purchase price of $1 million plus future royalty payments. The PRL has not yet received FDA approval for commercial sale in the United States. However, it has received its CE Mark and we have assumed sponsorship for its Phase III FDA clinical studies. The sales and marketing rights for the PRL outside the U.S. and Japanese markets are owned by Carl Zeiss Meditec, Inc.

          We believe the acquisition of the PRL represents a significant opportunity for us because the PRL is a proven product that has already undergone extensive testing and considerable capital investment. We also believe we will benefit from our ability to utilize the PRL's development and regulatory data for our activities with our own product designs, possibly including the TP.2. We anticipate commencing our FDA strategy and clinical trials by the third quarter of calendar year 2007.

          The primary differences between the PRL and the TP.2 are optic size, optic orientation and the safety and ease of implantation the procedure. However, both are floating lenses that minimally impact the pristine structure of the eye. Despite its small optics, we believe the PRL is potentially a superior product compared to other P-IOLs currently on the market. We believe the primary reason we were able to purchase the rights to the PRL on advantageous terms was due to problems associated with the surgical procedure designed for its implantation. Despite the poor surgical implantation procedure originally employed with the PRL, the three-year post-operative data on its implantation has been stable. Management believes these results correlate to a safe product with a poor implantation procedure. We plan to build upon the success of the PRL by improving the surgical implantation methods and finalizing the FDA studies with the hope of achieving FDA approval.

Establishment of our Development, Manufacturing and Clinical Infrastructure.

          Our strategy during fiscal year 2006 was to establish the development, manufacturing and clinical infrastructure required to bring the TP.2 and future products from inception to a final design ready for clinical trials. In October 2006, we received an export permit from the FDA to allow for lens implantation and clinical testing in the Dominican Republic. We plan to submit, in 2007, applications for additional export permits for other clinical trial locations. This clinical infrastructure not only facilitates the clinical testing process, but provides us with an investigator network prepared to rapidly recruit patients and efficiently perform our clinical trials.

          In fiscal 2007, we plan to establish our regulatory, marketing and sales infrastructure (either in-house or outsourced) for our products to achieve regulatory approvals and subsequent global commercialization by the beginning of calendar year 2008.

General.

          We expect to satisfy the majority of our cash needs during the current year from capital raised through equity financings with a limited group of investors. We believe the terms of such financings will be favorable to us based on the major market advantages of our P-IOL products and the experience of our management. These funds are necessary for us to finalize development of the TP.2 and prepare for its subsequent international commercialization.

          We face competition from other vision correction techniques, such as providers of LASIK and companies that market other intraocular lenses, including Staar, AMO and Alcon. These latter companies could capture a large portion of the vision correction market with their posterior and anterior chamber lenses, which lenses have been available in the U.S. and European markets since 2004 and 2005, respectively. We believe our proprietary lens technology offers several advantages over alternate lens products in terms of lens design, vision quality and simplicity/safety of surgical procedure.

ACCOUNTING FOR RESEARCH AND DEVELOPMENT PROJECTS.

          Our major research and development projects relate to the refinement of our lens platform technology for the development of myopic, hyperopic, astigmatic and possibly multifocal and/or accommodating lens products, and the investigation of novel lens materials for improved optical quality and manufacturing efficiencies.

          During the 2006 fiscal year, we expended resources on the development and clinical testing of our myopic TP.2 lens product, for which we expect to finalize development and initiate clinical trials in the first quarter of the 2007 calendar year. The completion of clinical trials of this product in Europe and Latin America, and eventually in the United States, may require significantly greater funds than we currently have estimated in our financial projections.

          Because of various uncertainties, we cannot predict the timing of completion and commercialization of our TP.2 and PRL lens products. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

          During fiscal 2006, approximately all of our $88,164 of research and development expenses were attributable to the TP.2 and platform technology development. In addition, since management includes the principal members of the development team, when their salaries are factored in, approximately 70% of the $934,633 we expended during the 2006 fiscal year was spent on product development activities and resources.

RESULTS OF OPERATIONS
YEAR ENDED JULY 31, 2006

          We had a net loss of $934,633 for the fiscal year ended July 31, 2006. The expenses were primarily comprised of salaries and research and development activities, which accounted for approximately 70% of our total expenses.

DEVELOPMENTS

Acquisition of PRL Intellectual Property from CIBA Vision.

          In June 2006, we acquired the intellectual property and marketing rights to the PRL in the United States and Japan from CIBA Vision AG for a purchase price of $1 million plus future royalty payments. The PRL has not yet received FDA approval for commercial sale in the United States. However, it has received its CE Mark and we have assumed sponsorship for its Phase III FDA clinical studies. The sales and marketing rights for the PRL outside the U.S. and Japanese markets are owned by Carl Zeiss Meditec, Inc.

Establishment of Clinical Infrastructure.

          We received an export permit to the Dominican Republic in September 2006. This permit will allow us to rapidly test (with effective follow-up) our TP.2 platform to finalize design and optimize the implantation procedure. We plan to add sites in other countries in fiscal 2007 to expand our network and prepare for the rapid recruitment and efficient completion of our clinical trials.

Headquarters to New York City.

          Dr. George Rozakis, our President, Chief Executive Officer and a member of our Board of Directors, and Igor Valyunin, our Chief Scientific Officer and a member of our Board of Directors, have recently relocated to New York, New York and Hoboken, New Jersey, respectively. Dr. Alexander Hatsis, our medical director, and William Rozakis, our Chief Financial Officer, were already located in the New York metropolitan area. As we believe that in order to optimize operations, it is in the best interests of our company for our management team to be located in the New York metropolitan area, we plan to open an office in New York City by the second quarter of calendar year 2007.

FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

          To date, we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

          In fiscal 2006, we entered into financing transactions with 10 accredited investors that participated in a private placement for the purchase of our common stock at $1.19 per share (the "Private Placement"). Between December 20, 2005 and February 21, 2006, we received $1,757,595 in consideration for the issuance of 1,476,971 shares of our common stock. In addition to the Private Placement, we also entered into subscription agreements with two accredited investors for the sale of 2,310,924 shares of our common stock for an aggregate purchase price of $2,750,000 ($1.19 per share) pending the listing of our common stock on the American Stock Exchange ("Pending Subscription"). One of the investors who executed a subscription agreement in connection with the Pending Subscription also purchased 420,168 shares of common stock for an aggregate purchase price of $500,000 in the Private Placement.

          On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively. The proceeds of the loan evidenced by the notes were used for working capital purposes, and each note bears interest at the rate of 5% per annum.

          In June 2006, we amended the provisions of our Series A Preferred Stock to reduce the conversion ratio of our Series A Preferred Stock from 16-1 to 10-1. These actions effectively reduced our total capitalization by 15,300,000 shares. The terms of our Series A Preferred Stock provide that no single holder of our Series A Preferred Stock may exercise its conversion privilege to an extent that immediately following the conversion, the holder would be the beneficial owner of more than 4.999% of our outstanding common stock. We were required to register all of the shares of common stock underlying our Series A Preferred Stock, Class "A" Warrants and Class "B" Warrants by June 30, 2006.

          We believe our anticipated cash position is sufficient to meet our working capital needs for the next 30 days based on the pace of our planned activities. Beyond that, we will require additional funds to support our continuing research and development efforts and our working capital requirements. While we have generally been able to raise equity capital as required, our cash balances were very low during parts of the 2006 fiscal year and unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

CRITICAL ACCOUNTING POLICIES

          Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          We consider certain accounting policies related to impairment of long-lived assets, intangible assets and accrued liabilities to be critical to our business operations and the understanding of our results of operations:

Impairment of Long-Lived Assets. Management reviews our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in our statement of operations.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets.

OFF-BALANCE SHEET ARRANGEMENTS

          We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, or on changes in our financial condition, revenue or expenses, results of operations, liquidity capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

CONTRACTUAL OBLIGATIONS

                             PAYMENTS DUE BY PERIOD

                                          LESS
                                         THAN 1     1-3     3-5    MORE THAN
CONTRACTUAL OBLIGATIONS        TOTAL      YEAR     YEARS   YEARS    5 YEARS
-----------------------      --------   --------   -----   -----   ---------
Long-Term Debt Obligations    900,000    900,000      0       0         0
                             --------   --------    ---     ---       ---
Total                        $900,000   $900,000     $0      $0        $0
                             ========   ========    ===     ===       ===

RELATED PARTY TRANSACTIONS

          On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIG") and its interest holders pursuant to which JIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "JIG Transaction"). As a result of the JIG Transaction, the interest holders of JIG received 30,000,000 shares of our common stock in exchange for their 100% interest in JIG.

          At the time of the JIG Transaction, The Regency Group, the holder all 1,000,000 of the issued and outstanding shares of our Series A Preferred Stock, made an additional capital contribution to our company in the aggregate amount of $475,000, which we used to extinguish our outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of our company, which loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to treasury 300,000 shares of our common stock from Mr. Elliott for an aggregate purchase price of $5,000.

          Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintains offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. Since December 2005, our company has been paying certain administrative expenses in the aggregate amount of approximately $125,000 associated with these offices.

          Wesley Whiting and Redgie Green, each a former director of our company, received 5,000 shares of our common stock as compensation for services rendered during the 2006 fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

               In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. We intend to evaluate how we will adopt the standard and evaluate the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on our financial position and results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our financial position and results of operations.

          In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We intend to adopt FIN 47 beginning the first quarter of fiscal year 2007 and does not believe the adoption will have a material impact on our consolidated financial position or results of operations or cash flows.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our results of operations and financial condition, but do not expect it to have a material impact.

          In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

          In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

          This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

          This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

          The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. We are is currently reviewing the effects of adoption of this Statement, but it is not expected to have a material impact on our financial statements.

          In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

          This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

ITEM. 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          At the present time, we maintain our cash in interest-bearing bank deposits or IN demand bank deposits that do not earn interest. A substantial majority of these instruments and deposits are denominated in U.S. dollars.

          As of July 31, 2006, we had fixed-rate debt totaling $900,000. This amount consisted of the following:

              Interest Rate
Loan Amount     per Annum
-----------   -------------
    200,000       5.00%
     50,000       5.00%
    600,000       5.00%
    -------
    900,000
    -------

          These debt instruments mature from July 2007 to August 2007. As our fixed-rate debt instruments mature, we will likely refinance such debt at the existing market interest rates, which may be more or less than interest rates on the maturing debt. We may also repay these debts from future financings, or convert the amount to common stock.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Form 10-KSB
                                                                    Page Numbers
                                                                    ------------
Reports of Independent Registered Public Accounting Firm.........        34

Balance Sheet as of July 31, 2006................................        35

Statement of Operations for the year ended July 31, 2006.........        36

Statement of Shareholders' Equity for the year ended
  July 31, 2006..................................................        37

Statement of Cash Flows for the year ended July 31, 2006.........        38

Notes to Financial Statements....................................        39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Implantable Vision, Inc.

     We have audited the accompanying balance sheet of Implantable Vision, Inc. (a Development Stage Company) as of July 31, 2006 and the related statements of operations, cash flows, and changes in stockholders' equity for the period September 1, 2005 to July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implantable Vision, Inc. at July 31, 2006, and the results of its operations and its cash flows for the period of September 1, 2005 (date of inception) to July 31, 2006 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 5 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ Jaspers & Hall, PC
November 13, 2006                                        -----------------------

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet


                                                                                  July 31,
                                                                                   2006
                                                                               -----------
ASSETS:
Current Assets:
    Cash                                                                       $    92,859
                                                                               -----------

        Total Current Assets                                                        92,859
                                                                               -----------

Fixed Assets:
     Property & Equipment                                                           45,114
     Less Accumulated Depreciation                                                  (4,512)
                                                                               -----------

          Total Fixed Assets                                                        40,602
                                                                               -----------

Other Assets:
    CIBA Patent                                                                  1,000,000
                                                                               -----------

        Total Other Assets                                                       1,000,000
                                                                               -----------

TOTAL ASSETS                                                                   $ 1,133,461
                                                                               ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
    Accounts Payable                                                           $   110,289
    Notes Payable                                                                  200,000
                                                                               -----------

        TOTAL CURRENT LIABILITIES                                                  310,289
                                                                               -----------

 Stockholders Equity (Deficit):
    Preferred Stock, $.001 par value, 100,000,000 shares authorized Series A
       Convertible preferred stock 1,000,000 shares
       issued and outstanding July 31,2006                                           1,000
    Common stock, $.001 par value, 150,000,000 shares authorized
        31,849,171 shares issued and outstanding July 31, 2006                      31,850
    Stocks to be issued                                                              2,311
    Subscription Receivable                                                     (2,750,000)
    Additional Paid-In Capital                                                   4,472,644
    Accumulated deficit                                                           (934,633)
                                                                               -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       823,172
                                                                               -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                             $ 1,133,461
                                                                               ===========



   The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                             Statement of Operations

                                                        September 1, 2005
                                                          (Inception) to
                                            July 31,         July 31,
                                              2006            2006
                                        ------------    -----------------
REVENUE:
    Sales                               $         --
                                        ------------

TOTAL INCOME                                      --
                                        ------------

OPERATING EXPENSES:
     Research and Development Expense         88,164               88,164
     Administrative Expense                  846,583              846,583
                                        ------------    -----------------

TOTAL EXPENSES                               934,747              934,747
                                        ------------    -----------------

NET LOSS FROM OPERATIONS                    (934,747)            (934,747)
                                        ------------    -----------------

OTHER INCOME/EXPENSES:
     Interest Income                             114                  114
                                        ------------    -----------------

NET OTHER INCOME/EXPENSE                         114                  114
                                        ------------    -----------------

NET GAIN/LOSS                           $   (934,633)   $        (934,633)
                                        ============    =================

PER SHARE INFORMATION:
     Weighted average number
     of common shares outstanding         20,653,853
                                        ------------

Net Loss per common share               $      (0.04)
                                        ============



   The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
July 31, 2006

                                           PREFERRED STOCK                 COMMON STOCKS
                                   ----------------------------------------------------------
                                               SERIES A
                                              --------
                                   # of Shares        Amount       # of Shares        Amount
                                   ------------       ------       -----------        ------



Balance - September 1, 2005                --        $   --                --        $    --

Recapitalization                    1,000,000         1,000           362,200            363
Shares issued to Directors                 --            --            10,000             10
Stock issued for Acquisition               --            --        30,000,000         30,000
Stock issued for cash                      --            --         1,476,971          1,477
Subscriptions receivable                   --            --                --             --
Net Loss for Year                          --            --                --             --
                                    ---------        ------        ----------        -------
Balance - July 31, 2006             1,000,000        $1,000        31,849,171        $31,850
                                    =========        ======        ==========        =======

                                                                                          Deficit
                                                                                       Accumulated
                                     Issuable                           Additional      During the        Total
                                   Common Stock       Subscription       Paid-In       Development   Stockholders'
                               # of Shares   Amount    Receivable        Capital         Stage          Equity
                               -----------   ------    ----------        -------         -----          ------
Balance - September 1, 2005            --    $   --    $        --     $        --     $        --     $      --

Recapitalization                       --        --             --        (476,163)             --      (474,800)
Shares issued to Directors             --        --             --              --                            10
Stock issued for Acquisition           --        --             --         445,000              --       475,000
Stock issued for cash                  --        --             --       1,756,118                     1,757,595
Subscriptions receivable        2,310,924     2,311     (2,750,000)      2,747,689              --            --
Net Loss for Year                      --        --             --              --        (934,633)     (934,633)
                                ---------    ------    -----------     -----------     -----------     ---------
Balance - July 31, 2006         2,310,924    $2,311    $(2,750,000)    $ 4,472,644     $  (934,633)    $ 823,172
                                =========    ======    ===========     ===========     ===========     =========




   The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                            Statement of Cash Flows


                                                                                           September 1, 2005
                                                                                             (Inception) to
                                                                          July 31,              July 31,
                                                                           2006                  2006
                                                                      ---------------      -----------------
Cash Flows from Operating Activities:

     Net (Loss)                                                       $      (934,633)     $        (934,633)
     Stock issued for services                                                     10                     10
     Depreciation                                                               4,512                  4,512
     Adjustments to reconcile net loss to cash (used) provided by operating activities:
     Increase in accounts payable and accrued expenses                        110,289                110,289
                                                                      ---------------      -----------------

Net Cash (Used) Provided by Operating Activities                             (819,822)              (819,822)
                                                                      ---------------      -----------------

Cash Flows from Investing Activities:

    Purchase of Property                                                      (45,114)               (45,114)
 Payments for acquisition net of liabilities assumed                         (474,800)              (474,800)
    Purchase of Patents                                                    (1,000,000)            (1,000,000)
                                                                      ---------------      -----------------

Net Cash used for Investing Activities                                     (1,519,914)            (1,519,914)
                                                                      ---------------      -----------------

Cash Flows from Financing Activities:

    Proceeds from Notes Payable                                               200,000                200,000
    Proceeds from Stock Subscription sales                                  2,232,595              2,232,595
    Payments of Loans from Officers                                                --                     --
                                                                      ---------------      -----------------

Net Cash Provided by Financing Activities                                   2,432,595              2,432,595
                                                                      ---------------      -----------------

Net Increase in Cash & Cash Equivalents                                        92,859                 92,859

Beginning Cash & Cash Equivalents                                                  --                     --
                                                                      ---------------      -----------------

Ending Cash & Cash Equivalents                                        $        92,859      $          92,859
                                                                      ===============      =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                           $            --      $              --
                                                                      ===============      =================
     Cash paid for Income Taxes                                       $            --      $              --
                                                                      ===============      =================

NON-CASH TRANSACTIONS
     Common stock issued for services                                 $            10      $              10
                                                                      ===============      =================



   The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2006


Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

Organization:
------------

     Implantable Vision, Inc. (the "Company") was incorporated on March 2, 1981 as Arrowhead Energy Corporation in the State of Utah . On December 16, 2005, the Company acquired JIGJIG, LLC ("JIG") in a stock exchange by issuing 30,000,000 shares of its common stock in exchange for all of the issued and outstanding interests of JIGJIG. The acquisition transaction was accounted for as a reverse acquisition resulting in the recapitalization of JIGJIG. Accordingly, the historical financial statements of JIGJIG have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the first period presented. The Company changed its name to Implantable Vision, Inc. in December 2005 in connection with the acquisition of JIG.

     JIGJIG was formed in the State of Ohio on September 1, 2005 as a holding company for the purpose of owning all of intellectual property rights associated with the TP.2 lens.

     On December 16, 2005, the Company consummated an agreement with the members of JIGJIG whereby it issued 30,000,000 shares of its common stock in exchange for all of the issued and outstanding interests of JIGJIG. As a result of such transaction, JIGJIG became a wholly-owned subsidiary of the Company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of JIGJIG, and as such JIGJIG's historical financial statements became those of the Company.

Basis of Presentation - Development Stage Company:
-------------------------------------------------

     The Company has not earned any revenues from limited principal operations. Accordingly, the "Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFA 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:
-------------------

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

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2006
                                 -------------


Net Loss Per Share:
------------------

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share " (SFAS128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

Impairment of Long-Lived Assets:
-------------------------------

     Management reviews our assets for impairment whenever events or changes in circumstances indicate that the carry amount of property and equipment may not be recoverable under the provision of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in our statement of operations.

Intangible Assets:
-----------------

     We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets.

Property and Equipment
----------------------

     Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

Other Comprehensive Income
--------------------------

     The Company has no material components of other comprehensive income (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.

Note 2- Capital Stock Transactions:
----------------------------------

     The authorized capital stock of the Company is 150,000,000 shares of common stock at $.001 par value and 100,000,000 shares of preferred stock at $.001 par value. In September 2005, the Company effected a 1-for-10 reverse split of all
common stock.   All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the reverse stock split. The Company issued 30,000,000 shares of common stock to the former interest holders of JIGJIG, LLC in consideration for all of the outstanding interests in JIGJIG. In addition, The Regency Group, the holder of all of the issued and outstanding shares of the Series A Preferred Stock of the Company, made a capital contribution to the Company in the aggregate amount of $475,000, which funds were used by the Company to extinguish its outstanding indebtedness as of December 2005. Between December 20, 2005 and February 21, 2006, the Company issued an additional 1,476,971 shares of common stock in a private placement for cash of $1,757,595. In addition to the private

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2006
                                 -------------


placement, the Company also has executed subscription agreements with two accredited investors pending the effectiveness of a registration statement under the Securities Act of 1933, as amended, and listing its common stock with the American Stock Exchange, for a total of 2,310,924 shares purchased for a total of $2,750,000.

Note 3 - Federal Income Taxes:
         --------------------

     The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109") "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax basis existing assets and liabilities.

                                                       2006
                                                       ----
Deferred tax assets
        Net operating loss carryforwards               $ 926,971
        Valuation allowance                             (926,971)
                                                       ---------
        Net deferred tax assets                        $       0
                                                       =========

     At July 31, 2006, the Company had net operating loss carryforwards of approximately $926,971 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2015.

Note 4 - Intellectual Property
------------------------------

     In June 2006, the Company acquired the intellectual property and marketing rights to the PRL in the United States and Japan from CIBA Vision AG for a purchase price of $1 million plus future royalty payments. The royalty payments are as follows for the period commencing upon the effective date of the acquisition and extending for seven (7) years thereafter: (i) for the first period of two (2) years the royalty is 8.5% of net sales; (ii) for the next three (3) years the royalty is 7% of net sales; and (iii) thereafter the royalty is 5% of net sales until the end of the Total Royalty Period.

Note 5 - Going Concern:
----------------------

     The Company's financial statements have been prepared on the basis that it is a going concern, which comtemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $188,306 at July 31, 2006.

     The Company earned no revenue from operations in 2006. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to ultimately achieve profitable operation. The accompanying financial statements do not include any adjustment that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2006


Note 6 - Segment Information:
----------------------------

     The Company operates primarily in a single operating segment, the business of research and development into phakic intraocular lenses to capture a portion of the refractive surgical vision correction market.

Note 7 - Financial Accounting Developments:
------------------------------------------

Recently issued Accounting Pronouncements
------------------------------------------

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

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2006
                                 -------------


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

     In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

     In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

     This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

     This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

     The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2006
                                 -------------


effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

     In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

     This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. .Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statement.

Note 8 - Liquidation Rights:
---------------------------

     Upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series A Stock shall be entitled, before any distribution or payment is made upon any class of junior securities, to be paid an amount equal to $3.00 per share of Series A Preferred Stock, representing the liquidation preference per share of the Series A Preferred Stock (as adjusted for any combinations, division or similar recapitalizations affecting the shares of Series A Preferred Stock.

     Subject to the limitations set forth below, each share of the Series A Preferred Stock shall be convertible at any time prior to January 1, 2009, in whole or in part, unless previously redeemed, at the option of the holder of record thereof, into a unit consisting of ten (10) shares of common stock, a warrant exercisable into two and one half shares of common stock at an exercise price of $2.00 per share of common stock, and a warrant exercisable into two and one half shares of common stock at an exercise price of $5.00 per share of common stock. The Company's Articles of Incorporation provides that no single holder of Series A Preferred Stock shall be allowed to exercise its conversion privilege to the extent that immediately following the conversion, the holder would be beneficial owner of more than 4.999% of the outstanding common stock of the Company after such conversion.

Note 9 - Related Party Transactions:
-----------------------------------

     On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIG") and its interest holders pursuant to which JIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "JIG Transaction"). As a result of the JIG Transaction, the

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 July 31, 2006
                                 -------------


interest holders of JIG received 30,000,000 shares of our common stock in exchange for their 100% interest in JIG.

     At the time of the JIG Transaction, The Regency Group, the holder all 1,000,000 of the issued and outstanding shares of our Series A Preferred Stock, made an additional capital contribution to our company in the aggregate amount of $475,000, which we used to extinguish our outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of our company, which loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to treasury 300,000 shares of our common stock from Mr. Elliott for an aggregate purchase price of $5,000.

     Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintains offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. Since December 2005, our company has been paying certain administrative expenses in the aggregate amount of approximately $125,000 associated with these offices.

     Wesley Whiting and Redgie Green, each a former director of our company, received 5,000 shares of our common stock as compensation for services rendered during the 2006 fiscal year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On June 1, 2005, we dismissed Michael Johnson & Co., LLC as our principal independent accountant and engaged Jaspers & Hall PC. We made this change as a result of the acquisition of Michael Johnson & Co., LLC by Jaspers & Hall PC. The change of accountants was approved by our Board of Directors. No audit committee of the Board of Directors existed at the time of the change.

          In connection with the audit of our financial statements for the two most recent fiscal years of our company, no disagreements existed with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

          The audit report by Michael Johnson & Co., LLC for the fiscal years ended July 31, 2004 and July 31, 2003 contained an opinion discussing uncertainties related to continuation of our company as a going concern. Otherwise, the audit reports by Michael Johnson & Co., LLC for the fiscal years ended July 31, 2004 and July 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

          The audit report by Jaspers & Hall, PC for the fiscal years ended July 31, 2006 and July 31, 2005 included an opinion discussing uncertainties related to the continuation of our company as a going concern. Otherwise, the audit report by Jaspers & Hall, PC for the fiscal years ended July 31, 2006 and July 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 8A. CONTROLS AND PROCEDURES

          (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

          (b) During the period covered by this report, there were no changes in our company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

          Our executive officers and directors are as follows:

       NAME          AGE                        POSITION
       ----          ---                        --------
Dr. George Rozakis   51    Chief Executive Officer, President and Director

William Rozakis      27    Chief Financial Officer and Secretary

Igor Valyunin        50    Director, Chief Scientific Officer

Jerry Kaeni          54    Director

Dr. Alex Hatsis      56    Medical Director

John MacDonald       57    Acting Chief Operating Officer

          GEORGE W. ROZAKIS MD. has served as the President and Chief Executive Officer and as a director of our company since December 16, 2005. Prior thereto, Dr. Rozakis served as the co-founder and managing member of JIGJIG, LLC from its formation in September 2005 until December 16, 2005, at which time JIGJIG merged with BT Acquisitions, Inc., a wholly-owned subsidiary of our company. JIGJIG was formed to hold the intellectual property for the TP.2 lens.

          Dr. Rozakis has been a leading pioneer in the field of corrective vision surgery since 1987, when he became the second surgeon in the United States to perform PRK surgery (LASIK's predecessor). In 1996, Dr. Rozakis formed Vision Venture Fund (VVF), an international group of physicians organized to invest in early-stage ophthalmic technologies. Under his guidance, VVF invested in International Vision Inc., a company that Dr. Rozakis formed to market the phakic lens technology pioneered and developed by Igor Valyunin, a current director and Chief Scientific Officer of our company. We acquired the intellectual property and marketing rights in the United States and Japan to this phakic lens technology from CIBA Vision AG in June 2006. Dr. Rozakis served as the Medical Director of International Vision from 1996 to 2002.

          In 1997, Dr. Rozakis formed a second Vision Venture Fund to continue identifying promising new technologies in the biotech industries. This venture fund currently holds investments in Vision Sensors, LLC and Medical Logics, LLC. Dr. Rozakis has served as a voting member of Vision Sensor's management board since 2001, but he currently does not have any responsibility for that entity's day-to-day operations. Dr. Rozakis is also the managing member of Medical Logics, which entity has not engaged in any business operations since 2003.

          Dr. Rozakis studied biomedical engineering at Case Western Reserve University, attended medical school at the Cornell Medical College and studied ophthalmology at the Duke Eye Center. In addition to the positions noted above, Dr. Rozakis is also a member of the American Society of Cataract and Refractive Surgery, American Society of Ophthalmic Administrators, American Academy of Ophthalmology (Fellow), Research to Prevent Blindness, Ohio Ophthalmological Society, Cleveland Ophthalmological Society, European Society of Refractive Surgeons, Association for Research in Vision and Ophthalmology, American Medical Association, North Carolina Medical Society, International Society of Refractive Surgery, and the International Society of Ocular Surgeons.

          WILLIAM ROZAKIS has served as the Chief Financial Officer and Secretary of our company since December 16, 2005. Prior to joining our company, Mr. Rozakis worked from June 2000 to February 2005 as an analyst and advisor in the Vision Venture Fund II, an international group of physicians organized by Dr. George Rozakis to invest in early-stage ophthalmic technologies. While at the Vision Venture Fund II, Mr. Rozakis assisted in due diligence and raising capital for startup medical and technology companies, including Vision Sensors, LLC and Medical Logics, LLC. Mr. Rozakis has served as a voting member of Vision Sensor's management board since 2001, but he currently does not have any responsibility for that entity's day-to-day operations. He also worked in operations and software development for Medical Logics until 2003, when that entity ceased active business operations.

          Mr. Rozakis, who is the son of Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, graduated from Duke University in 2001 with a degree in biomedical engineering and economics.

          IGOR VALYUNIN has served as the Chief Scientific Officer and as a director of our company since December 16, 2005. Prior thereto, Mr. Valyunin co-founded JIGJIG, LLC, which merged with BT Acquisitions, Inc., a wholly-owned subsidiary of our company, on December 16, 2005. JIGJIG was formed to hold the intellectual property for the TP.2 lens.

          Mr. Valyunin served as the Chief Biopolymer Engineer at the Federov Eye Institute (MNTK) in Moscow, Russia from 1986 to 1996, and was a key member of the group that invented phakic refractive lenses in the 1980's. He has over 20 years of experience in developing and manufacturing phakic refractive lenses, and he developed and patented the design of our company's lenses in conjunction with Dr. Rozakis.

          In 1996, Mr. Valyunin was granted the patent for the PRL phakic lens that was acquired by International Vision, Inc. We acquired the intellectual property and marketing rights to this lens in the U.S. and Japanese markets from CIBA Vision AG in June 2006. Mr. Valyunin served as the Vice President of Technology of International Vision from 1996 to 2002. Since that time, Mr. Valyunin has developed a new generation of lenses, including product line extensions to be commercialized by our company.

          Mr. Valyunin received his degree from the Leningrad Technology Institute ("LTI") in Russia with a specialization in Chemistry, technology of organic synthesis. He also has an MBA equivalent degree from LTI.

          JERRY KAENI has served as a director of our Company since December 16, 2005. Prior thereto, Mr. Kaeni co-founded JIGJIG, LLC, which merged with BT Acquisitions, Inc., a wholly-owned subsidiary of our company, on December 16, 2005. JIGJIG was formed to hold the intellectual property for the TP.2 lens.

          Mr. Kaeni has more than 22 years of experience in the ophthalmic device development and manufacturing fields. He currently serves as the President and Chief Executive Officer of Millennium Biomedical, Inc. ("MBI"), a California corporation that he founded in July 1997. MBI engages in the business of developing and manufacturing ophthalmic medical devices, and has successfully developed intraocular lenses, provided contract manufacturing and marketed ophthalmic devices domestically and internationally.

          ALEXANDER HATSIS, MD has served as our Medical Director since December 16, 2005. Dr. Hatsis has been a leading pioneer in the field of corrective vision surgery for nearly two decades. In 1995, he performed the first LASIK procedure in the northeast United States. Realizing the limitations of LASIK, in June 1996, with the assistance of Dr. Rozakis, Dr. Hatsis implanted the first posterior chamber phakic implant lens in North America.

          In addition to his corporate responsibilities and his private medical private practice, Dr. Hatsis is currently the Director of Refractive Surgery, Senior Attending for Resident Training and Assistant Clinical Professor of Ophthalmology at the State University of New York, Stony Brook, NY. He also holds teaching positions at the Northport Veterans Administration Medical Center and the Nassau University Medical Center. Dr. Hatsis has been published in four textbooks, has authored over fifteen articles, and has been invited to speak at many conferences about refractive surgery and phakic implant lenses in the United States and abroad.

          Dr. Hatsis is certified by the American Board of Ophthalmology and is a Fellow of the American College of Surgeons. He was awarded additional specialization certifications by the American Board of Eye Surgeons in Incisional Keratorefractive Surgery and Lamellar Refractive Surgery. Dr. Hatsis is a member of the American

Academy of Ophthalmology, the New York State Ophthalmology Society, the International Keratomeilusis Study Group, the American Society of Cataract and Refractive Surgeons and is the past Vice President of the New York Keratorefractive Society.

          Dr. Hatsis graduated from Fordham University with a Bachelors of Science degree in Biology in 1972. In 1978, he graduated first in his class from the School of Medicine and Surgery at the University of Bologna, Bologna, Italy. He also received a diploma from The Brooklyn Hospital, an affiliate of The State University of New York at Downstate, in Brooklyn, New York.

          JOHN MACDONALD has entered into a one-year consulting agreement to serve as our acting Chief Operating Officer, and he plans to become an employee of our company in the second quarter of the 2007 calendar year. Mr. MacDonald has worked in the pharmaceutical and biotech industry for over 30 years. During his career, Mr. MacDonald has served in senior corporate management in both large and small U.S., Canadian and European companies and has gained extensive experience in drug and over-the-counter development and commercialization. Immediately prior to joining our company, Mr. MacDonald served from 2003 to 2006 as the Chairman of the Board and Chief Executive Officer of Catalyst Oncology Inc., a private biotechnology business that Mr. MacDonald formed in 2003. Catalyst Oncology provides novel cancer prognostic tests that are designed to more accurately predict cancer recurrence and response to therapy.

          Prior to founding Catalyst Oncology, Mr. MacDonald served from 1996 to 2001 as a Corporate Vice President at Pharmacia Corporation, a multinational pharmaceutical company. While at Pharmacia, Mr. MacDonald led and participated in merger teams responsible for the acquisition of Upjohn and Monsanto/Searle and the acquisition of Pharmacia Corp by Pfizer Inc. He also carried out numerous global assignments on strategy, corporate ventures, and post-merger integration and played a key role in the development of Pharmacia's ophthalmic division, including the launch of Xalatan, a leading drug for the treatment of glaucoma.

          Mr. MacDonald holds a BaSc from the University of Western Ontario and an MBA with academic distinction from Ashland University Graduate School of Business Administration. He is currently completing a PhD in Business with a focus on merger synergy.

          All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are elected by, and serve at the discretion of, our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes of ownership of our common stock with the Securities and Exchange Commission. Applicable regulations also require officers, directors and greater than 10% beneficial owners to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2006 except that Rozakis Family, LLC and Rozy Ventures II did not file a Form 3 with respect to the acquisition of 3,500,000 shares of our common stock and 3,044,703 shares of our common stock, respectively, in connection with the JIG Transaction.

CODE OF ETHICS

          Our Board of Directors has not adopted a Code of Ethics applicable to our company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, our Board of Directors intends to adopt such a Code of Ethics during the 2007 fiscal year.

COMMITTEES OF OUR BOARD OF DIRECTORS

          Due to the development stage of our company and the lack of any independent members on our Board of Directors, we have not established any committees of our Board of Directors. However, we intend to establish an Audit Committee and a Compensation Committee during the 2007 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

          The following table sets forth all compensation awarded to, earned by or paid to our chief executive officer ("CEO") and our four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last fiscal year (collectively, the "Named Executives"):


                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                         Compensation Awards
                                       Annual Compensation         -------------------------------
                                --------------------------------    Securities
                                                    Other Annual    Underlying        All Other
 Name and Principal    Fiscal    Salary   Bonuses   Compensation   Options/SARs   Compensation (1)
    Position (2)        Year      ($)       ($)          ($)            (#)              ($)
 ------------------    ------   -------   -------   ------------   ------------   ----------------
Dr. George Rozakis      2006    127,000       0           0              0            12,000(4)
   President and CEO    2005         --      --          --             --                --
                        2004         --      --          --             --                --

Jon Elliott (3)         2006          0       0           0              0                 0
                        2005          0       0           0              0                 0
                        2004          0       0           0              0                 0

William Rozakis         2006    121,666       0           0              0                 0
   CFO and              2005         --      --          --             --                --
   Secretary            2004         --      --          --             --                --

Jerry Kaeni             2006     27,500       0           0              0                 0
                        2005         --      --          --             --                --
                        2004         --      --          --             --                --

Igor Valyunin           2006     85,000       0           0              0                 0
   Chief Scientific     2005         --      --          --             --                --
   Officer              2004         --      --          --             --                --

Dr. Alex Hatsis         2006     53,109       0           0              0                 0
   Medical Director     2005         --      --          --             --                --
                        2004         --      --          --             --                --

----------
(1) Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of our officers, directors or employees.

(2) Each of the Named Executive Officers, other than Jon Elliott, joined our company during the 2006 fiscal year. Accordingly, they did not receive any compensation in the 2005 and 2004 fiscal years.

(3) On December 16, 2005, Jon Elliott resigned as our Chief Executive Officer, and was replaced in that position by Dr. George Rozakis.

(4) Represents payments made to Mr. Donald Clancy by our company on behalf of Dr. Rozakis to cover the lease payments on the premises located at 240 East 47th Street, New York, NY.

STOCK OPTIONS

          We did not make any Option/SAR grants or exercises, or Long Term Incentive Plan Awards, in the fiscal year ended July 31, 2006 reportable under Rule 402(c), (d) or (e) of Regulation S-B.

DIRECTORS' COMPENSATION

          Members of our Board of Directors do not receive any compensation for attendance at Board meetings other than reimbursement for all out-of-pocket expenses incurred in connection with attendance at such meetings.

          During the 2006 fiscal year, each of Wesley Whiting and Redgie Green, each of whom resigned as a director of our company on December 16, 2005, was granted 5,000 shares of our common stock for their services rendered during that fiscal year.

EMPLOYMENT AGREEMENTS

          We entered into an employment agreement with Igor Valyunin effective as of November 15, 2005 pursuant to which Mr. Valyunin agreed to serve as our Chief Scientific Officer for a term of three years for an annual salary of $120,000, plus reasonable business expenses. At any time, Mr. Valyunin can request to receive his salary in shares of our common stock, with our written approval. Mr. Valyunin agreed to maintain the confidential and proprietary character of our confidential information without our prior written consent. Mr. Valyunin also agreed that all inventions that are created, made, conceived or reduced to practice by him for our company during his services with our company, whether or not during normal working hours or on the premises of our company, shall be the sole property of our company, and he assigned all of his rights therein to our company. Mr. Valyunin is restricted from competing against us during the term of the agreement for a period of two years following the termination thereof. We may terminate the agreement at any time for any reason upon payment to Mr. Valyunin of any outstanding accrued amounts owed to him plus the balance of compensation due to him to the end of the term. We may also terminate Mr. Valyunin for cause upon payment to him of any outstanding accrued amounts owed to him at the time of termination.

          We entered into an employment agreement with Dr. Alexander Hatsis effective as of December 21, 2005 pursuant to which Dr. Hatsis agreed to serve as our Chief Medical Officer for a term of three years for an annual salary of $100,000, plus reasonable business expenses. At any time, Dr. Hatsis can request to receive his salary in shares of our common stock, with our written approval. Dr. Hatsis agreed to maintain the confidential and proprietary character of our confidential information without our prior written consent. Dr. Hatsis also agreed that all inventions that are created, made, conceived or reduced to practice by him for our company during his services with our company, whether or not during normal working hours or on the premises of our company, shall be the sole property of our company, and he assigned all of his rights therein to our company. Dr. Hatsis is restricted from competing against us during the term of the agreement for a period of two years following the termination thereof. We may terminate the agreement at any time for any reason upon payment to Dr. Hatsis of any outstanding accrued amounts owed to him.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

          The following table sets forth, as of November 1, 2006, the names, addresses and number of shares of our common stock beneficially owned by (i) all persons known to management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each Named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                   NUMBER OF SHARES        PERCENTAGE OF
       NAME AND ADDRESS OF           BENEFICIALLY       OUTSTANDING SHARES
        BENEFICIAL OWNER               OWNED (1)      BENEFICIALLY OWNED (1)
       -------------------         ----------------   ----------------------
George Rozakis                        7,021,963(2)            22.05%
2030 47th Street, Second Floor
Astoria, New York 11105

Rozakis Family, LLC                   3,500,000(3)            10.99%
2030 47th Street, Second Floor
Astoria, New York 11105

Rozy Ventures II                      3,044,703(4)             9.56%
2030 47th Street, Second Floor
Astoria, New York 11105

Jerry Kaeni                           8,666,667               27.21%
2030 47th Street, Second Floor
Astoria, New York 11105

Igor Valyunin                         7,266,667               22.82%
3862 South Lake Dr., # 102
St. Francis, WI 53235-5232

Alex Hatsis                           2,000,000                6.28%
2 Lincoln Ave., Suite 401
Rockville Centre, NY 11570

Kavouria, LLC                         2,000,000(4)             6.28%
2030 47th Street, Second Floor
Astoria, New York 11105

William Rozakis                       5,044,703(5)            15.84%
2030 47th Street, Second Floor
Astoria, New York 1105

The Regency Group                     1,592,140(6)             4.99%
7400 East Orchard Road
Suite 290
Greenwood Village, CO 80111

All Named Executive Officers and     30,000,000               94.19%
Directors as a Group (5 persons)

----------
(1) Except as indicated in the footnotes to this table, we believe that all persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. In accordance with the rules of the Securities and Exchange Commission (the "Commission"), a person or entity is deemed to be the beneficial owner of common stock that can be acquired by such person or entity within 60 days upon the exercise of options or warrants or other rights to acquire common stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2) Includes 3,500,000 shares of our common stock beneficially owned by Rozakis Family, LLC, which shares are deemed to be beneficially owned by Dr. George Rozakis.

(3) Betty Rozakis, the wife of Dr. George Rozakis, the Chief Executive Officer, President and a director of our Company, is the manager of Rozakis Family, LLC. These shares are deemed to be beneficially owned by Dr. George Rozakis.

(4) William Rozakis, our Chief Financial Officer, is the manager of each of Rozy Ventures II and Kavouria, LLC. Mr. Rozakis is deemed to be the beneficial owner of the shares of our common stock beneficially owned by each such entity.

(5) Includes 3,044,703 shares of our common stock beneficially owned by Rozy Ventures II, and 2,000,000 shares of our common stock beneficially owned by Kavouria, LLC. Mr. Rozakis is the manager of each of Rozy Ventures II and Kavouria, LLC.

(6) The Regency Group ("Regency") owns 1,000,000 shares of our Series A Preferred Stock, each of which is convertible into a unit consisting of 10 shares of our common stock, a warrant exercisable into two-and-one-half shares of our common stock at an exercise price of $2.00 per share of common stock, and a warrant exercisable into two-and-one-half shares of our common stock at an exercise price of $5.00 per share of common stock. The shares of Series A Preferred Stock and the warrants contain provisions known as "exercise caps," which prohibit the holder of the shares of Series A Preferred Stock and warrants from converting such shares or exercising such warrants to the extent that giving effect to such conversion or exercise, such holder would beneficially own in excess of 4.999% of our outstanding common stock. The figures set forth above reflect the operation of such exercise caps in that we have not included 13,407,860 shares of common stock issuable pursuant to such convertible shares and warrants as Regency has advised us that it does not beneficially own such shares due to the fact that it cannot exercise its right to receive such shares at this time. In the absence of such caps, Regency would have the right to receive all shares issuable upon conversion of the shares and exercise of the warrants (an aggregate of 15,000,000 shares) and would have a beneficial ownership percentage of 32.02%. In addition to the shares of common stock noted above that are issuable upon conversion of our Series A Preferred Stock or the exercise of the warrants, Regency also owns 6,200 shares of our common stock that it purchased in open market transactions.

          We have not adopted any equity compensation plans under which our equity securities are authorized for issuance, information with respect to which is required by Item 201(d) of Regulation S-B. Hence, no disclosure with respect to such equity compensation plans is provided herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIG") and its interest holders pursuant to which JIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "JIG Transaction"). As a result of the JIG Transaction, the interest holders of JIG received 30,000,000 shares of our common stock in exchange for their 100% interest in JIG.

          At the time of the JIG Transaction, The Regency Group, the holder all 1,000,000 of the issued and outstanding shares of our Series A Preferred Stock, made an additional capital contribution to our company in the aggregate amount of $475,000, which we used to extinguish our outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of our company, which loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to treasury 300,000 shares of our common stock from Mr. Elliott for an aggregate purchase price of $5,000.

          Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintains offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. Since December 2005, our company has been paying certain administrative expenses in the aggregate amount of approximately $125,000 associated with these offices.

          Wesley Whiting and Redgie Green, each a former director of our company, received 5,000 shares of our common stock as compensation for services rendered during the 2006 fiscal year.

ITEM 13. EXHIBITS.

          The exhibits required by this item are listed on the Exhibit Index attached hereto and are either filed herewith or incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          General. The firm of Michael Johnson & Co. served as our independent public accountants during the fiscal year ended July 31, 2005. As noted in Item 8 above, "Changes In and Disagreements with Accountants on Accounting and Financial Disclosure", we dismissed Michael Johnson & Co., LLC as our principal independent accountant on June 1, 2005 as a result of the acquisition of Michael Johnson & Co., LLC by Jaspers & Hall. At that time we engaged Jaspers & Hall as our principal independent accountant, which engagement is still effective.

          Audit Fees. We incurred $5,000 and $17,000 for the fiscal years ended July 31, 2005 and July 31, 2006, respectively, for audit and review services from Jaspers & Hall, PC. We incurred $10,000 and $3,000 for the fiscal years ended July 31, 2005 and July 31, 2006 for audit and review services from Michael Johnson & Co. Neither Jaspers & Hall nor Michael Johnson & Co. has performed any other services for us not expressly mentioned above.

          Our Board of Directors pre-approved the engagement of Jaspers & Hall to act as our independent auditor for the fiscal year ended July 31, 2006. Our Board of Directors also pre-approved the engagement of Jaspers & Hall to provide the services described above.

          Jaspers & Hall and Michael Johnson & Co. each performed all work described above with its full-time, permanent employees.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on November 15, 2006.

                                        IMPLANTABLE VISION, INC.


                                        By: /s/ Dr. George Rozakis
                                            ------------------------------------
                                        Name: Dr. George Rozakis
                                        Title: Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our company and in the capacities and on the dates stated:

              SIGNATURE                                  TITLE                          DATE
              ---------                                  -----                          ----


/s/ Dr. George Rozakis                  Chief Executive Officer, President and   November 15, 2006
-------------------------------------   Director (Principal Executive Officer)
Dr. George Rozakis


/s/ William Rozakis                     Chief Financial Officer (Principal       November 15, 2006
-------------------------------------   Accounting Officer and Principal
William Rozakis                         Financial Officer)


/s/ Igor Valyunin                       Director                                 November 15, 2006
-------------------------------------
Igor Valyunin


/s/ Jerry Kaeni                         Director                                 November 15, 2006
-------------------------------------
Jerry Kaeni

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
2.1       Plan and Agreement of Reorganization by and between our company, BT
          Acquisitions, Inc. and JIGJIG, LLC, dated as of December 16, 2005
          (incorporated by reference to Exhibit 10.1 to our Current Report on
          Form 8-K as filed with the Commission on December 21, 2005).

2.2 Asset Purchase Agreement, dated as of June 19, 2006, by and between our company and CIBA Vision AG (incorporated by reference to Exhibit
          10.1 to our Current Report on Form 8-K as filed with the Commission on June 26, 2006).

3.1       Amended and Restated Certificate of Incorporation of our company.

3.2       Amended and Restated By-laws of our company.

10.1 Promissory Note from our company to Larry Cahill (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the Commission on September 22, 2006).

10.2 Employment Agreement, effective as of November 15, 2005, between our company and Igor Valyunin.

10.3 Employment Agreement, effective as of December 21, 2005, between our company and Dr. Alexander Hatsis.

21.1      List of Subsidiaries.

31.1      Certification of the Company's Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of the Company's Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of the Company's Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of the Company's Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.