Form 10QSB
period 2006-10-31
Implantable Vision, Inc.
filed 2006-12-15
CIK 352912

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                         Commission File Number 0-10315

                            IMPLANTABLE VISION, INC.
           (Name of small business issuer as specified in its charter)

              Utah                                                95-4091368
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              20-30 47th Street, Second Floor, Astoria, N.Y. 11105
                    (Address of principal executive offices)

                                  212-835-6198
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December ___, 2006, 31,849,171 shares the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            IMPLANTABLE VISION, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

Item 1.  Financial Statements:

         Balance Sheets - October 31, 2006 and July 31, 2006.........       3

         Statements of Operations - Three months ended October 31,
         2006 and September 1, 2005 (Inception) to October 31, 2006..       4

         Statement of Stockholders' Equity - October 31, 2006........       5

         Statement of Cash Flows - Three months ended October 31,
         2006 and September 1, 2005 (Inception) to October 31, 2006..       6

         Notes to Financial Statements...............................       7

Item 2.  Management's Discussion and Analysis or Plan of Operation...      10

Item 3.  Controls and Procedures.....................................      17

PART II. Other Information:

Item 6.  Exhibits....................................................      18

Signatures...........................................................      19

ITEM 1. FINANCIAL STATEMENTS

                            IMPLANTABLE VISION, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                                      Unaudited      Audited
                                                                     October 31,     July 31,
                                                                         2006          2006
                                                                     -----------   -----------
ASSETS:
Current Assets:
   Cash                                                              $   101,057   $    92,859
   Prepaid Expense                                                        10,000            --
   Employee Advance                                                       11,667            --
                                                                     -----------   -----------
      Total Current Assets                                               122,724        92,859
                                                                     -----------   -----------
Fixed Assets:
   Property & Equipment                                                   99,114        45,114
   Less Accumulated Depreciation                                          (4,512)       (4,512)
                                                                     -----------   -----------
      Total Fixed Assets                                                  94,602        40,602
                                                                     -----------   -----------
Other Assets:
   CIBA Patent                                                         1,000,000     1,000,000
                                                                     -----------   -----------
      Total Other Assets                                               1,000,000     1,000,000
                                                                     -----------   -----------
TOTAL ASSETS                                                         $ 1,217,326   $ 1,133,461
                                                                     ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                  $   193,108   $   110,289
   Note Payable                                                          900,000       200,000
                                                                     -----------   -----------
      TOTAL CURRENT LIABILTIES                                         1,093,108       310,289
                                                                     -----------   -----------
Stockholders' Equity:
   Preferred Stock, $.001 par value, 100,000,000 shares authorized
      Series A Convertible preferred stock 1,000,000 shares
      issued and outstanding October 31 and July 31, 2006                  1,000         1,000
   Common stock, $.001 par value, 150,000,000 shares authorized
      31,849,171 shares issued and outstanding October 31 and
      July 31. 2006                                                       31,850        31,850
   Stocks to be issued                                                     2,311         2,311
   Subscription Receivable                                            (2,750,000)   (2,750,000)
   Additional Paid-In Capital                                          4,472,644     4,472,644
   Deficit Accumulated during Deveolopment Stage                      (1,633,587)     (934,633)
                                                                     -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                                         124,218       823,172
                                                                     -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 1,217,326   $ 1,133,461
                                                                     ===========   ===========

                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                           September 1, 2005
                                      Three-Months Ended    (Inception) to
                                          October 31,         October 31,
                                             2006                 2006
                                      ------------------   -----------------
REVENUE:
   Sales                                 $        --          $        --
                                         -----------          -----------
TOTAL INCOME                                      --                   --
                                         -----------          -----------
OPERATING EXPENSES:
   Research and Development Expense           40,266              128,430
   Administrative Expenses                   658,897            1,505,480
                                         -----------          -----------
TOTAL EXPENSES                               699,163            1,633,910
                                         -----------          -----------
NET LOSS FROM OPERATIONS                    (699,163)          (1,633,910)
                                         -----------          -----------
OTHER INCOME/EXPENSES:
   Interest Income                               209                  323
                                         -----------          -----------
NET OTHER INCOME/EXPENSES                        209                  323
                                         -----------          -----------
NET GAIN/LOSS                            $  (698,954)         $(1,633,587)
                                         ===========          ===========
PER SHARE INFORMATION:
   Weighted average number
   of common shares outstanding           31,849,171
                                         -----------
Net Loss per common share                $    (0.022)
                                         ===========

                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                         (A Development Stage Company)
                          Stockholders' Equity (Deficit)
                                October 31, 2006


                                  PREFERRED STOCK                                   ISSUABLE
                                     SERIES A             COMMON STOCKS           COMMON STOCK
                               --------------------   ---------------------   --------------------
                               # of Shares   Amount   # of Shares    Amount   # of Shares   Amount
                               -----------   ------   -----------   -------   -----------   ------
Balance - September 1, 2005            --    $   --            --   $    --           --    $   --
                                ---------    ------    ----------   -------    ---------    ------
Recapitalization                1,000,000     1,000       362,200       363           --        --
Stock issued to Directors              --        --        10,000        10           --        --
Stock issued for Acquisition           --        --    30,000,000    30,000           --        --
Stock issued for cash                  --        --     1,476,971     1,477           --        --
Subscription receivable                --        --            --        --    2,310,924     2,311
Net Loss for Year                      --        --            --        --           --        --
                                ---------    ------    ----------   -------                 ------
Balance - July 31, 2006         1,000,000     1,000    31,849,171    31,850    2,310,924     2,311
                                ---------    ------    ----------   -------    ---------    ------
Net Loss for Period                    --        --            --        --           --        --
                                ---------    ------    ----------   -------    ---------    ------
Balance - October 31, 2006      1,000,000    $1,000    31,849,171   $31,850    2,310,924    $2,311
                                =========    ======    ==========   =======    =========    ======

                                                             Deficit
                                                           Accumulated
                                              Additional    During the       Total
                               Subscription     Paid-In    Development   Stockholders'
                                Receivable      Capital       Stage        Equity
                               ------------   ----------   -----------   -------------
Balance - September 1, 2005    $        --    $       --   $        --     $      --
                               -----------    ----------   -----------     ---------
Recapitalization                        --      (476,163)           --      (474,800)
Stock issued to Directors               --            --            --            10
Stock issued for Acquisition            --       445,000            --       475,000
Stock issued for cash                   --     1,756,118            --     1,757,595
Subscription receivable         (2,750,000)    2,747,689            --            --
Net Loss for Year                       --            --      (934,633)     (934,633)
                               -----------    ----------   -----------     ---------
Balance - July 31, 2006         (2,750,000)    4,472,644      (934,633)      823,172
                               -----------    ----------   -----------     ---------
Net Loss for Period                     --            --      (698,954)     (698,954)
                               -----------    ----------   -----------     ---------
Balance - October 31, 2006     $(2,750,000)   $4,472,644   $(1,633,587)    $ 124,218
                               ===========    ==========   ===========     =========

                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                            September 1, 2005
                                                       Three-Months Ended     (Inception) to
                                                        October 31, 2006     October 31, 2006
                                                       ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                              $(698,954)          $(1,633,587)
   Stock issued for services                                      --                    10
   Depreciation                                                   --                  4512
   Adjustments to reconcile net loss to cash used
      by operating activities
   (Increase) in prepaid expenses                            (10,000)              (10,000)
   (Increase) in employee advances                           (11,667)              (11,667)
   (Decrease) Increase in accounts payable and
      accrued expenses                                        82,819               193,108
                                                           ---------           -----------
NET CASH USED BY OPERATING ACTIVITIES                       (637,802)           (1,457,624)
                                                           ---------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                      (54,000)              (99,114)
   Payment for acquisition net of liabilities assumed             --              (474,800)
   Purchase of patents                                            --            (1,000,000)
                                                           ---------           -----------
NET CASH USED FOR INVESTING ACTIVITIES                       (54,000)           (1,573,914)
                                                           ---------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                               700,000               900,000
   Proceeds from stock issuance                                   --             2,232,595
                                                           ---------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    700,000             3,132,595
                                                           ---------           -----------
NET INCREASE IN CASH & CASH EQUIVALENTS                        8,198               101,057
BEGINNING CASH & CASH EQUIVALENTS                             92,859                     -
                                                           ---------           -----------
ENDING CASH & CASH EQUIVALENTS                             $ 101,057           $   101,057
                                                           =========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for Interest                                  $      --           $        --
                                                           =========           ===========
   Cash paid for Income Taxes                              $      --           $        --
                                                           =========           ===========

                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2006
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization

     Implantable Vision, Inc. (the "Company") was incorporated on March 2, 1981 as Arrowhead Energy Corporation in the State of Utah. On December 16, 2005, the Company acquired JIGJIG, LLC ("JIGJIG") in a stock exchange by issuing 30,000,000 shares of its common stock in exchange for all of the issued and outstanding interests of JIGJIG. The acquisition transaction was accounted for as a reverse acquisition resulting in the recapitalization of JIGJIG. Accordingly, the historical financial statements of JIGJIG have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the first period presented. The Company changed its name to Implantable Vision, Inc. in December 2005 in connection with the acquisition of JIGJIG.

     JIGJIG was formed in the State of Ohio on September 1, 2005 as a holding company for the purpose of owning all of intellectual property rights associated with the TP.2 Phakic Lens.

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

Net Loss Per Share:

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

Impairment of Long-Lived Assets:

     Management reviews the Company's assets for impairment whenever events or changes in circumstances indicate that the carry amount of property and equipment may not be recoverable under the provision of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Company's statement of operations.

Intangible Assets:

     The Company has intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, the Company uses an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets.

Property and Equipment:

     Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

Other Comprehensive Income:

     The Company has no material components of other comprehensive income (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Presentation of Interim Information:

     In the opinion of management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2006 and the results of operations and cash flows for the three-months ended October 31, 2006. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended July 31, 2006. Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the other information also included in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006.

Note 3 - Going Concern:

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $698,954 for the three months ended October 31, 2006. The Company has not earned any revenue from operations, including the sale of any of its products, and its existing capital resources are currently insufficient for it to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The audit report prepared by the Company's independent registered public accounting firm relating to the Company's financial statements for the fiscal year ended July 31, 2006 includes an explanatory paragraph expressing the substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Consequently, the Company is actively working to obtain short and long-term additional capital through various financing options. However, the Company does not have any financing commitments at this time. There can be no assurance that financing will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties.

Note 4 - Notes Payable:

     On each of July 18, 2006, August 9, 2006 and August 25, 2006, the Company issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively. The proceeds of the loan evidenced by the notes were used for working capital purposes, and each note bears interest at the rate of 5% per annum. As of October 31, 2006, the aggregate amount payable on the foregoing notes is as follows:

Promissory Note due July 18, 2007,
   with interest at 5% per annum.      $200,000
Promissory Note due August 9, 2007,
   with interest at 5% per annum.        50,000
Promissory Note due August 25, 2007,
   With interest at 5% per annum.       650,000
                                       --------
   Total Notes Payable:                $900,000
                                       ========

Note 5 - Segment Information:

     The Company operates primarily in a single operating segment, the business of research and development into phakic intraocular lenses to capture a portion of the refractive surgical vision correction market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions, intense competition for the acquisition of businesses, and domestic and foreign government regulations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ABOUT OUR COMPANY.

     Implantable Vision, Inc. is a development-stage company that intends to commercialize phakic intraocular lenses (i.e., inside the eye contact lenses) ("P-IOLs") to capture a portion of the refractive surgical vision correction market. Unless the context indicates otherwise, references in this report to "we," "us," and "our company" refer to Implantable Vision, Inc. and its consolidated subsidiaries.

     We have begun the regulatory approval process for our first two products, our myopic TP.2 lens and our phakic refractive lens (the "PRL"), and are targeting CE mark approval for our myopic TP.2 lens in the first quarter of calendar year 2008 and U.S. Food and Drug Administration ("FDA") approval for our myopic TP.2 lens in 2010. No revenues have been generated from operations through the first quarter of the 2007 fiscal year.

     On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIGJIG") pursuant to which JIGJIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "JIG Transaction"). Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, Igor Valyunin, the Chief Scientific Officer and a director of our company, and Jerry Kaeni, a director of our company, formed JIG in September 2005 to hold the intellectual property for the TP.2 lens. As a result of the JIG Transaction, we issued 30,000,000 shares of our common stock to the interest holders of JIGJIG in exchange for their 100% interest in JIG.

STRATEGY.

     Our strategy is to position our company to rapidly develop and commercialize a competitive portfolio of ophthalmic lens products worldwide. During the first quarter of 2007, we continued to focus on raising capital in an amount sufficient to enable us to carry out our business plan, designing and testing of our TP.2 platform, and establishing our development, manufacturing and clinical infrastructure. We anticipate that this focus will continue throughout our 2007 fiscal year.

DESIGN AND TESTING OF THE TP.2 PLATFORM.

     We believe that we have successfully developed a posterior chamber P-IOL that provides the market with a safe, effective, reversible and simple procedure positioned to compete with LASIK surgery and other refractive intraocular lenses in the vision correction market. Our clinical testing to date has demonstrated that our TP.2 platform does not require an iridotomy (a hole that is cut with a scalpel or laser into the iris of the eye to accommodate fluid flow), has excellent centration, provides a high quality of vision, minimally impacts the pristine structure of the eye and can be implanted in less than 10 minutes by a skilled surgeon.

     We anticipate initiating CE Mark studies for our TP.2 platform in the first quarter of calendar year 2007 and commencing our FDA studies in China soon thereafter. We anticipate receiving a CE Mark and subsequently commercializing the myopic TP.2 lens by the first quarter of calendar year 2008. We expect our hyperopic TP.2 clinical trials and commercialization to lag our myopic TP.2 by two quarters. We anticipate introducing an FDA-approved product into the market by 2010.

ESTABLISHMENT OF OUR DEVELOPMENT, MANUFACTURING AND CLINICAL INFRASTRUCTURE.

     Our strategy is to establish the development, manufacturing and clinical infrastructure required to bring the TP.2 lens and future products from inception to a final design ready for clinical trials. In October 2006, we received an export permit from the FDA to allow for lens implantation and clinical testing in the Dominican Republic. We plan to submit applications for additional export permits for other clinical trial locations. We believe this clinical infrastructure not only facilitates the clinical testing process, but provides us with an investigator network that is prepared to rapidly recruit patients and efficiently perform our clinical trials.

     During fiscal 2007, we plan to establish our regulatory, marketing and sales infrastructure for our products to achieve regulatory approvals and subsequent global commercialization by the beginning of calendar year 2008.

GENERAL.

     We expect to satisfy the majority of our cash needs during the current fiscal year from capital raised through equity financings with a limited group of investors. We believe we will be able to raise such funds on favorable terms because of the major market advantages of our P-IOL products and the experience of our management; however, there can be no assurance that we can do so. These funds are necessary for us to continue our operations, finalize development and clinical testing of our TP.2 lens and prepare for the subsequent international commercialization of such lens.

     We face intense competition from the providers of other vision correction techniques, including providers of LASIK and companies that market alternative intraocular lens products, including Staar Surgical Company, Advanced Medical Optics, Inc. and Alcon Laboratories, Inc. These latter three companies could capture a large portion of the vision correction market with their posterior and anterior chamber lenses, which lenses have been available in the U.S. and European markets since 2004 and 2005, respectively. We believe our proprietary lens technology offers several advantages over these alternative lens products in terms of lens design, vision quality and simplicity/safety of surgical procedure.

ACCOUNTING FOR RESEARCH AND DEVELOPMENT PROJECTS.

     Our major research and development projects relate to the refinement of our lens platform technology for the development of myopic, hyperopic, astigmatic and possibly multifocal and/or accommodating lens products, and the investigation of novel lens materials for improved optical quality and manufacturing efficiencies.

     During the first quarter of fiscal 2007, we expended resources on the development and clinical testing of our myopic TP.2 lens product, for which we expect to finalize development and initiate clinical trials in the first quarter of the 2007 calendar year. The completion of clinical trials of this product in Europe and Latin America, and eventually in the United States, may require significantly greater funds than we currently have estimated in our financial projections.

     Because of various uncertainties, we cannot predict the timing of completion and commercialization of our TP.2 and PRL lens products. These uncertainties include the success of current studies, our ability to obtain the required financing to complete the studies and the time required to obtain regulatory approval even if our research and development efforts are completed and successful. We will not begin to generate revenues until our products receive regulatory approval and are made commercially available. Currently, we do not have any products that are approved for sale, and we have not generated any revenue from the sale of our products. Thus, we cannot predict when our company will begin to produce positive revenues, if at all.

     During the first quarter of the 2007 fiscal year, approximately all of our $40,266 of research and development expenses were attributable to the development of our TP.2 lens and the related platform technology. In addition to these research and development expenses, when the salaries of those managers who are on our development team are factored in, approximately 70% of the $699,163 in total expenses that we incurred during the first quarter of the 2007 fiscal year was spent on product development activities and resources.

RESULTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2006

     We had a net loss of $698,954 for the fiscal quarter ending October 31, 2006. The expenses connected to this net loss were primarily comprised of salaries and costs associated with research and development activities, which salaries and costs accounted for approximately 70% of our total expenses.

DEVELOPMENTS

ESTABLISHMENT OF CLINICAL INFRASTRUCTURE.

     In September 2006, we received an export permit from the FDA for lens implantation and authorization to begin clinical trials of our TP.2 lens product in the Dominican Republic. This permit will allow us to rapidly test our TP.2 lens platform to finalize the design of the lens and to optimize the implantation procedure. We plan to receive export permits from other countries during the 2007 fiscal year, which will allow us to expand our network and prepare for the rapid recruitment and efficient completion of our clinical trials.

FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

     To date, we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock, and the issuance of promissory notes to an accredited investor.

     During the 2006 fiscal year, we entered into financing transactions with ten accredited investors that participated in a private placement for the purchase of our common stock at $1.19 per share (the "Private Placement"). Between December 20, 2005 and February 21, 2006, we received $1,757,595 in consideration for the issuance of 1,476,971 shares of our common stock. In addition to the Private Placement, we also entered into subscription agreements with two accredited investors for the sale of 2,310,924 shares of our common stock for an aggregate purchase price of $2,750,000 ($1.19 per share) pending the listing of our common stock on the American Stock Exchange ("Pending Subscription"). One of the investors who executed a subscription agreement in connection with the Pending Subscription also purchased 420,168 shares of common stock for an aggregate purchase price of $500,000 in the Private Placement.

     On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively. The proceeds of the loan evidenced by the notes were used for working capital purposes, and each note bears interest at the rate of 5% per annum.

     Our current cash position is insufficient to meet our current working capital needs based on the pace of our planned activities. We require the immediate acquisition of additional funds to support our continuing research and development efforts and to meet our working capital requirements. While we have in the past generally been able to raise capital as required, our cash balances were very low during parts of the 2006 fiscal year and the first quarter of the 2007 fiscal year. Unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital immediately, we will be unable to continue the development and testing of our products and will be required to revise our business plan. Any significant modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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

OFF-BALANCE SHEET ARRANGEMENTS

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, or on changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, and we do not have any non-consolidated special purpose entities.

CONTRACTUAL OBLIGATIONS
PAYMENTS DUE BY PERIOD

  CONTRACTUAL               LESS THAN 1                           MORE THAN 5
  OBLIGATIONS      TOTAL        YEAR      1-3 YEARS   3-5 YEARS      YEARS
  -----------    --------   -----------   ---------   ---------   -----------
Long-Term Debt
   Obligations   $900,000     $900,000        $0          $0           $0
                 --------   -----------   ---------   ---------   -----------
Total:           $900,000     $900,000        $0          $0           $0
                 ========   ===========   =========   =========   ===========

RELATED PARTY TRANSACTIONS

     On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIGJIG") and its interest holders pursuant to which JIGJIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "JIG Transaction"). As a result of the JIG Transaction, the interest holders of JIGJIG received 30,000,000 shares of our common stock in exchange for their 100% interest in JIGJIG.

     At the time of the JIG Transaction, The Regency Group, the holder of all 1,000,000 of the issued and outstanding shares of our Series A Preferred Stock, made an additional capital contribution to our company in the aggregate amount of $475,000, which we used to extinguish our outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of our company, which loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to treasury 300,000 shares of our common stock from Mr. Elliott for an aggregate purchase price of $5,000.

     Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintains offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. Since December 2005, our company has been paying certain administrative expenses in the aggregate amount of approximately $170,000 associated with these offices.

     Wesley Whiting and Redgie Green, each a former director of our company, received 5,000 shares of our common stock as compensation for services rendered during the 2006 fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and is effective for public companies for interim or annual periods beginning June 15, 2005. The new statement requires entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. We intend to evaluate how we will adopt the standard and evaluate the effect that the adoption of SFAS 123R will have on our financial position and results of operations.

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

     In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our financial position and results of operations.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We intend to adopt FIN 47 beginning the first quarter of fiscal year 2007 and do not believe the adoption will have a material impact on our consolidated financial position or results of operations or cash flows.

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

     In February 2006, the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

     This Statement (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,
(iii) establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

     The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. We are currently reviewing the effects of adoption of this Statement, but it is not expected to have a material impact on our financial statements.

     In March 2006, the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

     This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, this Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

     (a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

     (b) During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

     The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on December 15, 2006.

                                        IMPLANTABLE VISION, INC.


                                        By: /s/ Dr. George Rozakis
                                            ------------------------------------
                                            George Rozakis
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

        SIGNATURE                         TITLE                       DATE
        ---------                         -----                       ----


/s/ Dr. George Rozakis      Chief Executive Officer,           December 15, 2006
-------------------------   President and Director
Dr. George Rozakis          (Principal Executive Officer)


/s/ William Rozakis         Chief Financial Officer            December 15, 2006
-------------------------   (Principal Accounting
William Rozakis             Officer and Principal Financial
                            Officer)


/s/ Igor Valyunin           Director                           December 15, 2006
-------------------------
Igor Valyunin


/s/ Jerry Kaeni             Director                           December 15, 2006
-------------------------
Jerry Kaeni

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   31.1       Certification of our Chief Executive Officer, Dr. George Rozakis,
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of our Chief Financial Officer, William Rozakis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of our Chief Executive Officer, Dr. George Rozakis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of our Chief Financial Officer, William Rozakis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.