Form 10QSB
period 2007-01-31
Implantable Vision, Inc.
filed 2007-03-21
CIK 352912

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2007

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

As of March 1, 2007, 646-415-8494 shares the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            IMPLANTABLE VISION, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
PART I.      Financial Information

Item 1.      Financial Statements:
             Balance Sheets - January 31, 2007 and July 31, 2006 ........     3

             Statements of Operations - Three and six months ended
                January 31, 2007 and January 31, 2006, and September 1,
                2005 (Inception) to January 31, 2007 ....................     4

             Statement of Shareholders Equity for the period ended
                January 31, 2007 ........................................     5

             Statement of Cash Flows - Six months ended January 31, 2007 and January 31, 2006, and September 1, 2005 (Inception)
                to January 31, 2007 .....................................     6

             Notes to Financial Statements ..............................     7

Item 2.      Management's Discussion and Analysis or Plan of Operation ..    11

Item 3.      Controls and Procedures ....................................    19

PART II.     Other Information:

Item 2.      Unregistered Sales of Equity Securities and Use of
                Proceeds ................................................    20

Item 4.      Submission of Matters to a Vote of Security Holders ........    20

Item 5.      Other Matters ..............................................    20

Item 6.      Exhibits ...................................................    21

Signatures ..............................................................    22

ITEM 1. FINANCIAL STATEMENTS

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                        Unaudited      Audited
                                                                       January 31,     July 31,
                                                                           2007          2006
                                                                       -----------   -----------
ASSETS;
Current Assets:
   Cash                                                                $       397   $    92,859
   Employee Advance                                                         11,667            --
                                                                       -----------   -----------
      Total Current Assets                                                  12,064        92,859
                                                                       -----------   -----------
Fixed Assets:
   Property & Equipment                                                     99,114        45,114
   Less Accumulated Depreciation                                           (14,424)       (4,512)
                                                                       -----------   -----------
      Total Fixed Assets                                                    84,690        40,602
                                                                       -----------   -----------
Other Assets:
   CIBA Patent                                                           1,000,000     1,000,000
                                                                       -----------   -----------
      Total Other Assets                                                 1,000,000     1,000,000
                                                                       -----------   -----------
TOTAL ASSETS                                                           $ 1,096,754   $ 1,133,461
                                                                       ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                    $   540,115   $   110,289
   Accrued Interest Payable                                                 22,500            --
   Notes Payable - Related Parties                                          16,285
   Note Payable                                                            900,000       200,000
                                                                       -----------   -----------
      TOTAL CURRENT LIABILTIES                                           1,478,900       310,289
                                                                       -----------   -----------
Stockholders Equity:
   Preferred Stock, $.001 par value, 100,000,000 shares authorized           1,000         1,000
      Series A Convertible preferred stock 1,000,000 shares
      issued and outstanding January 31, 2007 and July 31, 2006
   Common stock, $.001 par value, 150,000,000 shares authorized             31,850        31,850
      31,849,171 shares of stock issued and outstanding January 2007 and July 2006
   Stocks to be issued                                                       2,311         2,311
   Stock Options                                                           327,500            --
   Subscriptions Receivable                                             (2,750,000)   (2,750,000)
   Additional Paid-In Capital                                            4,472,644     4,472,644
   Accumulated deficit                                                  (2,467,451)     (934,633)
                                                                       -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                                          (382,146)      823,172
                                                                       -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 1,096,754   $ 1,133,461
                                                                       ===========   ===========

                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                         Three-Months Ended           Six-Months Ended
                                            January 31,                  January 31,         September 1, 2005
                                     -------------------------   -------------------------     (Inception) to
                                         2007          2006         2007          2006       January 31, 2007
                                     -----------   -----------   -----------   -----------   -----------------
REVENUE:
   Sales                             $        --   $        --   $        --   $        --      $        --
                                     -----------   -----------   -----------   -----------      -----------
TOTAL INCOME                                  --            --            --            --
                                     -----------   -----------   -----------   -----------
OPERATING EXPENSES:
   Research and Development              162,130        29,388       431,701        29,388          519,865
   Professional Fees                     131,645            --       220,204            --          220,204
   Administrative Expenses               517,589       120,957       858,622       128,540        1,705,205
                                     -----------   -----------   -----------   -----------      -----------
TOTAL EXPENSES                           811,364       150,345     1,510,527       157,928        2,445,274
                                     -----------   -----------   -----------   -----------      -----------
NET LOSS FROM OPERATIONS                (811,364)     (150,345)   (1,510,527)     (157,928)      (2,445,274)
                                     -----------   -----------   -----------   -----------      -----------
OTHER INCOME/EXPENSE
   Interest Expense                       22,500            --        22,500            --           22,500
   Interest Income                            --            --          (209)           --             (323)
                                     -----------   -----------   -----------   -----------      -----------
NET OTHER INCOME/EXPENSE                  22,500            --        22,291            --           22,177
                                     -----------   -----------   -----------   -----------      -----------
NET GAIN/LOSS                        $  (833,864)  $  (150,345)  $(1,532,818)  $  (157,928)     $(2,467,451)
                                     ===========   ===========   ===========   ===========      ===========
PER SHARE INFORMATION:
   Weighted average number
      of common shares outstanding    31,849,171    31,849,171    31,849,171    31,849,171
                                     -----------   -----------   -----------   -----------
Net Loss per common share            $    (0.025)  $    (0.005)  $    (0.047)  $    (0.005)
                                     ===========   ===========   ===========   ===========

                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                   Statements of Shareholders Equity (Deficit)
                       For Period Ended January 31, 2007


                                 PREFERRED STOCK                                   ISSUABLE
                                    SERIES A             COMMON STOCKS           COMMON STOCKS
                              --------------------   ---------------------   --------------------
                              # of Shares   Amount   # of Shares   Amount    # of Shares   Amount
                              -----------   ------   -----------   -------   -----------   ------
Balance - September 1, 2005           --    $   --            --   $    --           --    $   --
                               ---------    ------    ----------   -------    ---------    ------
Recapitalization               1,000,000     1,000       362,200       363           --        --
Stock issued to Directors             --        --        10,000        10           --        --
Stock issued for Acquistion           --        --    30,000,000    30,000           --        --
Stock issued for cash                 --        --     1,476,971     1,477           --        --
Subscriptions receivable              --        --            --        --    2,310,924     2,311
Net Loss for Year                     --        --            --        --           --        --
                               ---------    ------    ----------   -------    ---------    ------
Balance - July 31, 2006        1,000,000     1,000    31,849,171    31,850    2,310,924     2,311
                               ---------    ------    ----------   -------    ---------    ------
Stock Options Issued                  --        --            --        --           --        --
Net Loss for Period                   --        --            --        --           --        --
                               ---------    ------    ----------   -------    ---------    ------
Balance - January 31, 2007     1,000,000    $1,000    31,849,171   $31,850    2,310,924    $2,311
                               =========    ======    ==========   =======    =========    ======

                                                                        Deficit
                                                                      Accumulated
                                                         Additional    During the       Total
                              Subscriptions     Stock      Paid-In    Development   Stockholders'
                                Receivable     Options     Capital       Stage         Equity
                              -------------   --------   ----------   -----------   -------------
Balance - September 1, 2005    $        --    $     --   $       --   $        --    $        --
                               -----------    --------   ----------   -----------    -----------
Recapitalization                        --          --     (476,163)           --       (474,800)
Stock issued to Directors               --          --           --            --             10
Stock issued for Acquistion             --          --      445,000            --        475,000
Stock issued for cash                   --          --    1,756,118            --      1,757,595
Subscriptions receivable        (2,750,000)         --    2,747,689            --             --
Net Loss for Year                       --          --           --      (934,633)      (934,633)
                               -----------    --------   ----------   -----------    -----------
Balance - July 31, 2006         (2,750,000)         --    4,472,644      (934,633)       823,172
                               -----------    --------   ----------   -----------    -----------
Stock Options Issued                    --     327,500           --            --        327,500
Net Loss for Period                     --          --           --    (1,532,818)    (1,532,818)
                               -----------    --------   ----------   -----------    -----------
Balance - January 31, 2007     $(2,750,000)   $327,500   $4,472,644   $(2,467,451)   $  (382,146)
                               ===========    ========   ==========   ===========    ===========

                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                 Indirect Method

                                                            Six- Months Ended      September 1, 2005
                                                               January 31,           (Inception) to
                                                        ------------------------      January 31,
                                                            2007         2006             2007
                                                        -----------   ----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                           $(1,532,818)  $ (157,928)     $(2,467,451)
   Issuance of stock for services                                --           --               10
   Issuance of stock options for compensation               327,500           --          327,500
   Depreication                                               9,912        4,512           14,424
   Adjustments to reconcile net loss to cash used
      by operating activities
   (Increase) in employee advances                          (11,667)          --          (11,667)
   Increase in accounts payable and accrued expenses        452,326       23,878          562,615
                                                        -----------   ----------      -----------
NET CASH USED BY OPERATING ACTIVITIES                      (754,747)    (129,538)      (1,574,569)
                                                        -----------   ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property                                     (54,000)          --          (99,114)
   Payment for acquisition net of liabilities assumed            --     (474,800)        (474,800)
   Purchase of patents                                           --    1,000,000       (1,000,000)
                                                        -----------   ----------      -----------
NET CASH USED FOR INVESTING ACTIVITIES                      (54,000)     525,200       (1,573,914)
                                                        -----------   ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                              700,000           --          900,000
   Proceeds from notes paybale - related parties             16,285           --           16,285
   Proceeds from stock issuance                                  --    2,232,595        2,232,595
                                                        -----------   ----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   716,285    2,232,595        3,148,880
                                                        -----------   ----------      -----------
NET INCREASE IN CASH & CASH EQUIVALENTS                     (92,462)       1,628              397
BEGINNING CASH & CASH EQUIVALENTS                            92,859       92,859               --
                                                        -----------   ----------      -----------
ENDING CASH & CASH EQUIVALENTS                          $       397   $   94,487      $       397
                                                        ===========   ==========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for Interest                               $        --   $       --      $        --
                                                        ===========   ==========      ===========
   Cash paid for Income Taxes                           $        --   $       --      $        --
                                                        ===========   ==========      ===========
NON-CASH TRANSACTIONS
   Common stock issued for services                     $        --   $       10      $        10
                                                        ===========   ==========      ===========

                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2007
                                   (Unaudited)

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

     JIGJIG was formed in the State of Ohio on September 1, 2005 as a holding company for the purpose of owning all of the intellectual property rights associated with the Company's TP.2 Phakic Lens.

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

Note 2 - Capital Stock Transactions:

     The authorized capital stock of the Company consists of 150,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. In September 2005, the Company authorized a 1 for 10 reverse split of all common stock. All shares and per share amounts in the accompanying financial statements of the Company and the notes thereto have been retroactively adjusted to give effect to the reverse stock split. The Company has issued no additional shares of common stock during the three-month period ended January 31, 2007.

Note 3 - Presentation of Interim Information:

     In the opinion of management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2007 and the results of operations and cash flows for the six months ended January 31, 2007. Interim results are not necessarily indicative of results for a full year.

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

Note 4 - Going Concern:

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $823,864 for the three months ended January 31, 2007. The Company has not earned any revenue from operations, including the sale of any of its products, and its existing capital resources are currently insufficient for it to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The audit report prepared by the Company's independent registered public accounting firm relating to the Company's financial statements for the fiscal year ended July 31, 2006 includes an explanatory paragraph expressing the substantial doubt about the Company's ability to continue as a going concern.

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

Note 5 - Notes Payable:

     On each of July 18, 2006, August 9, 2006 and August 25, 2006, the Company issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively. The proceeds of the loan evidenced by the notes were used for working capital purposes, and each note bears interest at the rate of 5% per annum. As of January 31, 2007, the aggregate principal amount payable on the foregoing notes is as follows:

Promissory Note due July 18, 2007,
   with interest at 5% per annum.      $200,000
Promissory Note due August 9, 2007,
   with interest at 5% per annum.        50,000
Promissory Note due August 25, 2007,
   With interest at 5% per annum.       650,000
                                       --------
   Total Notes Payable:                $900,000
                                       ========

Note 6 - Notes Payable - Related Parties:

     During the period covered by this report, parties related to the Company invested money in the Company to help pay the Company's operating expenses. As of January 31, 2007, the aggregate amount payable to related parties from these investments is as follows:

Kavoria, LLC              $14,541
George Rozakis            $ 1,744
                          -------
   Total Notes Payable:   $16,285
                          =======

Note 7 - Subsequent Events:

     On February 1, 2007, the Company issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of all of the issued and outstanding shares of the Company's Series A Preferred Stock, in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 12% per annum.

     On March 14, 2007, the Company entered into a settlement agreement with the investor to whom the notes payable described in Note 5 above were issued, pursuant to which the Company cancelled the notes and converted the outstanding principal and interest due on the notes, in the aggregate amount of $922,500, into 775,910 shares of common stock. The Company also cancelled the investor's pending subscriptions to purchase up to 1,260,504 shares of common stock for an aggregate purchase price of $1,500,000 (which subscriptions were contingent on the Company's common stock being listed on the American Stock Exchange) and agreed to issue to the investor 504,202 shares of common stock in consideration for the payment of $600,000 to the Company by the investor.

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

     We have begun the regulatory approval process for our first two products, our myopic TP.2 lens and our phakic refractive lens (the "PRL"), and are targeting CE mark approval for our myopic TP.2 lens in the first quarter of calendar year 2008 and U.S. Food and Drug Administration ("FDA") approval for our myopic TP.2 lens in 2011. No revenues have been generated from operations through the second quarter of the 2007 fiscal year.

     On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIGJIG") pursuant to which JIGJIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "Reverse Merger"). Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, Igor Valyunin, the Chief Scientific Officer and a director of our company, and Jerry Kaeni, a director of our company, formed JIGJIG in September 2005 to hold the intellectual property for our TP.2 lens. As a result of the Reverse Merger, we issued 30,000,000 shares of our common stock to the interest holders of JIGJIG in exchange for their 100% interest in JIGJIG.

STRATEGY.

     Our strategy is to position our company to rapidly develop and commercialize worldwide a competitive portfolio of ophthalmic lens products worldwide. During the second quarter of fiscal 2007, we continued to focus on raising capital in an amount sufficient to enable us to carry out our business plan, design and test of our TP.2 platform, and establish our development, manufacturing and clinical infrastructure. We anticipate that this focus will continue throughout our 2007 fiscal year.

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

     We anticipate initiating CE Mark studies for our myopic TP.2 lens in the second quarter of calendar year 2007 and commencing our FDA studies in China soon thereafter. We anticipate receiving a

CE Mark and subsequently commercializing our myopic TP.2 lens by the first quarter of calendar year 2008. We expect our hyperopic TP.2 clinical trials and commercialization to lag those for our myopic TP.2 by two quarters. We anticipate introducing an FDA-approved product into the market by 2011.

ESTABLISHMENT OF OUR DEVELOPMENT, MANUFACTURING AND CLINICAL INFRASTRUCTURE.

     Our strategy is to establish the development, manufacturing and clinical infrastructure required to bring our TP.2 lens and future products from inception to a final design ready for clinical trials. In October 2006, we received an export permit from the FDA to allow for lens implantation and clinical testing in the Dominican Republic. We plan to set up additional investigative sites for other clinical trial locations in preparation for our CE Mark Studies. We believe this clinical infrastructure not only facilitates the clinical testing process, but provides us with an investigator network that is prepared to rapidly recruit patients and efficiently perform our clinical trials.

     During calendar year 2007, we plan to establish our regulatory, marketing and sales infrastructure for our products to achieve regulatory approvals and subsequent commercialization in select markets by the beginning of calendar year 2008.

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

     During the second quarter of fiscal 2007, we expended resources on the development and clinical testing of our myopic and hyperopic TP.2 lens products, for which we expect to finalize development and initiate clinical trials in the first quarter of the 2007 calendar year. The completion of clinical trials of this product may require significantly greater funds than we currently have estimated in our financial projections.

     Because of various uncertainties, we cannot predict the timing of completion and commercialization of our TP.2 and PRL lens products. These uncertainties include the success of current studies, our ability to obtain the required financing to complete the studies and the time required to obtain regulatory approval even if our research and development efforts are completed and successful. We will not begin to generate revenues until our products receive regulatory approval and are made commercially available. Currently, we do not have any products that are approved for sale, and we have not generated any revenue from the sale of our products. Thus, we cannot predict when we will begin to produce positive revenues, if at all.

     During the second quarter of the 2007 fiscal year, approximately all of our $162,130 of research and development expenses, including salaries paid to research and development personnel, were attributable to the development of our TP.2 lens and the related platform technology.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JANUARY 31, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JANUARY 31, 2006

     Our net loss for the quarter ended January 31, 2007 was $823,864 versus $150,345 in the corresponding quarter of the prior fiscal year. The increase in net loss is primarily because we received initial funds from our private placement on December 16, 2005 and were not managing the business day-to-day until funds were received. In addition, the increase in net loss was compounded by our issuance of options to purchase up to 250,000 shares of our common stock with an exercise price of $1.19 per share during the second quarter of the 2007 fiscal year. This resulted in a $327,500 stock-based compensation expense on January 1, 2007.

     Research and development expenses increased to $162,130 in the quarter ending January 31, 2007 compared to 29,388 in the corresponding quarter of the prior fiscal year. This increase is due to our initiation of clinical trials relating to our TP.2 platform and compensation related to research and development personnel.

     There is a substantial increase in net loss and research and development expenses between the six-months ending January 31, 2007 versus the corresponding period of the prior year. This increase is primarily due to the minimal expenditures recorded during the first quarter of fiscal 2006, when we were operating as JIGJIG, LLC, before the Reverse Merger. The minimal expenditures recorded during the first quarter of fiscal 2006 resulted in similar financials between the three and six month periods ending January 31, 2006. The substantial increase in expenses in fiscal 2007 is due to our activities relating to managing the day-to-day operations and the development of its TP.2 platform, as noted above.

DEVELOPMENTS

SUCCESSFUL IMPLANTATION OF 21 MYOPIC TP.2 LENSES

     Upon receiving exportation approval from the FDA, we have has now supervised the implantation of our myopic TP.2 lens in twenty-one eyes (cases) in the Dominican Republic. The results were consistent with our expectations, and we believe that we are close to finalizing our myopic TP.2 design and plan to initiate our CE Mark studies in the second quarter of the 2007 calendar year.

SUCCESSFUL IMPLANTATION OF FIRST HYPEROPIC TP.2 LENS

     We successfully implanted our first hyperopic lens TP.2 lens in a patient in the Dominican Republic during the second quarter of the 2007 fiscal year. The results were consistent with our expectations and were similar to the results achieved in the clinical trials of our myopic TP.2 lens. This success has prompted us to expedite the clinical trial process for our hyperopic platform and also begin development of additional products with similar features to the hyperopic version of our TP.2 platform.

RETAINER OF KEY CONSULTANT

     On March 9, 2007, we entered into a Consulting Agreement with D. Verne Sharma. Pursuant to the Consulting Agreement, Mr. Sharma agreed to provide consulting services to us in all areas of our business for a period of three years commencing on January 1, 2007. We agreed to pay Mr. Sharma $10,000 per month during the term of the Consulting Agreement, and we also granted to him options to purchase up to 850,000 shares of our common stock at an exercise price of $1.19 per share. Options to purchase up to 250,000 shares of our common stock vested upon the execution of the Consulting

Agreement, and the remaining options shall vest in equal quarterly installments commencing on April 1, 2007. The term of the Consulting Agreement shall automatically renew for additional one-year terms unless both parties agree with written notice that the Consulting Agreement will not continue, which notice must be received at least sixty (60) days prior to the expiration of the then-current term.

WITHDRAWAL OF REGISTRATION STATEMENT

     On March 20, 2007, we filed with the Securities and Exchange Commission a request to withdraw our Registration Statement on Form SB-2 (Registration No. 333-135451), together with all exhibits thereto, that we originally filed with the SEC on June 29, 2006. We requested the withdrawal of this registration statement due to the fact that disclosures and financial statements contained therein are no longer current. The registration statement had not been declared effective by the SEC, and no offers or sales of the securities that were being registered under the registration statement had been made pursuant thereto.

FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

     To date, we have financed our development stage activities primarily through private placements of equity and debt securities.

     During the 2006 fiscal year, we entered into financing transactions with ten accredited investors that participated in a private placement for the purchase of our common stock at $1.19 per share (the "Private Placement"). Between December 20, 2005 and February 21, 2006, we received $1,757,595 in consideration for the issuance of 1,476,971 shares of our common stock. In addition to the Private Placement, we also entered into subscription agreements with two accredited investors for the sale of 2,310,924 shares of our common stock for an aggregate purchase price of $2,750,000 ($1.19 per share) pending the listing of our common stock on the American Stock Exchange ("Pending Subscription"). One of the investors who executed a subscription agreement in connection with the Pending Subscription also purchased 420,168 shares of common stock for an aggregate purchase price of $500,000 in the Private Placement. Pursuant to the settlement agreement dated March 14, 2007 described immediately below, Pending Subscriptions for $1,500,000 (1,260,504 shares) have been cancelled as of that date.

     On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively (the "Notes"). The proceeds of the loan evidenced by the Notes were used for working capital purposes, and each Note bears interest at the rate of 5% per annum. On March 14, 2007, we entered into a settlement agreement with this investor, pursuant to which we converted the outstanding principal and interest due on the Notes into 775,910 shares of common stock and cancelled the Notes. We also agreed in the settlement agreement to cancel the investor's Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and to issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of March 16, 2007, the investor had paid us $200,000.

     On February 1, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of all of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 12% per annum. The note became due on March 10, 2007. We have not made any payments on the principal or interest due on this note.

     On March 20, 2007, we amended the provisions of our Series A Preferred Stock so that each share of Series A Preferred Stock is now convertible into ten shares of our common stock, rather than into units consisting of ten shares of our common stock, warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $2.00 per share of common stock, and warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $5.00 per share of common stock. This action effectively reduced our total capitalization by 5,000,000 shares. We also amended the provisions of our Series A Preferred Stock to delete the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006, and entered into a separate registration rights agreement with the holder of our Series A Preferred Stock whereby we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares. The terms of our Series A Preferred Stock provide that no single holder of our Series A Preferred Stock may exercise such holder's conversion privilege to the extent that immediately following the conversion, such holder would be the beneficial owner of more than 4.999% of our outstanding common stock.

     Our current cash position is insufficient to meet our current working capital needs based on the pace of our planned activities. We require the immediate acquisition of additional funds to support our continuing research and development efforts and to meet our working capital requirements. While we have in the past generally been able to raise capital as required, our cash balances were very low during parts of the 2006 fiscal year and the first two quarters of the 2007 fiscal year. Unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital immediately, we will be unable to continue the development and testing of our products and will be required to revise our business plan. Any significant modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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

RELATED PARTY TRANSACTIONS

     On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIGJIG") and its interest holders pursuant to which JIGJIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the "Reverse Merger"). As a result of the Reverse Merger, the interest holders of JIGJIG received 30,000,000 shares of our common stock in exchange for their 100% interest in JIGJIG.

     At the time of the Reverse Merger, The Regency Group, the holder of all 1,000,000 of the issued and outstanding shares of our Series A Preferred Stock, made an additional capital contribution to our company in the aggregate amount of $475,000, which we used to extinguish our outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of our company, which loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to treasury 300,000 shares of our common stock from Mr. Elliott for an aggregate purchase price of $5,000.

     Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintains offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. Since December 2005, our company has been paying certain administrative expenses in the aggregate amount of approximately $180,000 associated with these offices.

     Wesley Whiting and Redgie Green, each a former director of our company, received 5,000 shares of our common stock as compensation for services rendered during the 2006 fiscal year.

     On February 1, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of all of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 12% per annum. The note became due on March 10, 2007. We have not made any payments on the principal or interest due on this note.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment", which amends FASB Statement No. 123 and is effective for public companies for interim or annual periods beginning June 15, 2005. The new statement requires entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. We intend to evaluate how we will adopt the standard and evaluate the effect that the adoption of SFAS 123R will have on our financial position and results of operations.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our results of operations and financial condition.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Pursuant to the Consulting Agreement that we entered into with D. Verne Sharma on March 9, 2007, we granted to Mr. Sharma options to purchase up to 850,000 shares of our common stock at an exercise price of $1.19 per share. Options to purchase up to 250,000 shares of our common stock vested upon the execution of the Consulting Agreement, and the remaining options shall vest in equal quarterly installments commencing on April 1, 2007. We issued the options in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      On March 14, 2007, we agreed to issue 1,280,112 shares of our common stock to an investor in our company in connection with the settlement agreement that we entered into with the investor, as described in Item 5 below. The investor is an "accredited investor" as such term is defined in Rule 501 of the Securities Act, and the shares are being issued to him in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 16, 2007, the holders of our Series A Preferred Stock approved an amendment to the designations of our Series A Preferred Stock whereby each shares of our Series A Preferred Stock is now convertible into ten shares of our common stock, rather than into units consisting of ten shares of our common stock, warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $2.00 per share of common stock, and warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $5.00 per share of common stock. This action effectively reduced our total capitalization by 5,000,000 shares. The amendment also deleted the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006. Simultaneous with this amendment, we entered into a separate registration rights agreement with the holder of our Series A Preferred Stock pursuant to which we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares.

ITEM 5. OTHER INFORMATION.

2007 EQUITY INCENTIVE PLAN

     On March 14, 2007, our Board of Directors approved the Implantable Vision, Inc. 2007 Equity Incentive Plan (the "Plan") for the purpose of providing incentives for officers, directors, consultants and key employees to promote the success of our company, and to enhance our ability to attract and retain the services of such persons. An aggregate of 3,000,000 shares of our common stock are reserved for issuance under the Plan, of which options to acquire 850,000 shares of our common stock have been or are committed to be granted as of the date hereof to D. Verne Sharma at an exercise price of $1.19 per share. Options granted under the Plan may be either: (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. The Plan also permits the grant of stock appreciation rights in connection with the grant of stock options, and the grant of restricted stock awards. Stock options and stock awards may be granted under the Plan to all of the eligible officers, directors, consultants and employees of our company. The Board of Directors administers the Plan and has the authority to determine exercise prices applicable to the options, the eligible officers, directors, consultants or employees to whom options may be granted, the number of shares of common stock subject to each option and the extent to which options may be exercisable. The Board of Directors also has the authority to determine the recipients and the terms of grants of stock appreciation rights and restricted stock awards under the Plan. In addition, the Board of Directors has the power to interpret the Plan and any agreement or instrument entered into under the Plan, to establish, amend or waive rules and regulations for the Plan administration, and to amend the terms and conditions of any outstanding stock incentives as allowed under the Plan. The Board of Directors may delegate administrative responsibility for the Plan to a Committee appointed by the Board of Directors consisting of not less than one director. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by such optionee.

     Any incentive stock option that is granted under the Plan may not be granted at a price less than the fair market value of our common stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of our capital stock or the capital stock of a subsidiary or parent corporation). Non-qualified stock options may be granted at the exercise price established by the Board of Directors, which may be less than the fair market value of our Common Stock on the date of grant.

     Each incentive stock option and the majority of nonqualified stock options (certain nonqualified stock options granted to consultants are exercisable for a period not to exceed five years from the date of grant) under the Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined power of all classes of our capital stock or the capital stock of a subsidiary or parent corporation) and will lapse upon expiration of such period, or earlier upon termination of the recipient's employment with our Company, or as determined by the Board of Directors.

SETTLEMENT AGREEMENT

     On March 14, 2007, we entered into a settlement agreement with an investor to whom we had previously issued notes in the aggregate principal amount of $900,000, pursuant to which we converted the outstanding principal and interest due on the notes into 775,910 shares of our common stock and cancelled the notes. We also agreed in the settlement agreement to cancel the investor's Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of March 16, 2007, the investor has paid us $200,000.

ITEM 6. EXHIBITS.

     The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on March 16, 2007.

                                        IMPLANTABLE VISION, INC.


                                        By: /s/ Dr. George Rozakis
                                            ------------------------------------
                                        Name: Dr. George Rozakis
                                        Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

              SIGNATURE                                      TITLE                             DATE
              ---------                                      -----                             ----


/s/ Dr. George Rozakis                  Chief Executive Officer, President and Director   March 12, 2007
-------------------------------------   (Principal Executive Officer)
Dr. George Rozakis


/s/ William Rozakis                     Chief Financial Officer (Principal Accounting     March 16, 2007
-------------------------------------   Officer and Principal Financial Officer)
William Rozakis


/s/ Igor Valyunin                       Director                                          March 16, 2007
-------------------------------------
Igor Valyunin


/s/ Jerry Kaeni                         Director                                          March 15, 2007
-------------------------------------
Jerry Kaeni

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
    3.1       Amendment No. 1 to the Amended and Restated Articles of
              Incorporation.

    10.1 Registration Rights Agreement dated as of March 16, 2007 by and between our Company and The Regency Group.

    10.2      2007 Implantable Vision, Inc. Equity Incentive Plan.

    10.3      Settlement Agreement between Implantable Vision, Inc. and Larry
              Cahill.

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