Form 10QSB
period 2007-04-30
Implantable Vision, Inc.
filed 2007-06-19
CIK 352912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 0-10315
IMPLANTABLE VISION, INC.
(Name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	95-4091368 (I.R.S. Employer Identification No.)
20-30 47th Street, Second Floor, Astoria, N.Y. 11105
(Address of principal executive offices)
212-835-6198
(Issuer’s telephone number)
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 18, 2007, 33,193,709 shares the registrant’s common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

IMPLANTABLE VISION, INC.
FORM 10-QSB

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMPLANTABLE VISION, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	Unaudited	Audited
	April 30,	July 31,
	2007	2006
ASSETS:
Current Assets:
Cash	$614	$92,859
Prepaid Legal Fees	10,000	—

Total Current Assets	10,614	92,859

Fixed Assets:
Property & Equipment	103,114	45,114
Less Accumulated Depreciation	(19,380)	(4,512)

Total Fixed Assets	83,734	40,602

Other Assets:
CIBA Patent	1,000,000	1,000,000
Less Amortization	(14,706)	—

Total Other Assets	985,294	1,000,000

TOTAL ASSETS	$1,079,642	$1,133,461

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$598,122	$110,289
Accrued Interest Payable	6,000	—
Note Payable — Related Party	4,618	—
Notes Payable	100,000	200,000

Total Current Liabilties	708,740	310,289

Stockholders Equity:
Preferred Stock, $.001 par value, 100,000,000 shares authorized Series A Convertible preferred stock 1,000,000 shares issued and outstanding April 30, 2007 and July 31, 2006	1,000	1,000
Common stock, $.001 par value, 150,000,000 shares authorized 32,793148 shares of stock issued and outstanding April, 30 2007 and 31,849,171July 31, 2006	32,794	31,850
Stocks to be issued	1,554	2,311
Subscriptions Receivable	(1,650,000)	(2,750,000)
Additional Paid-In Capital	4,848,290	4,472,644
Deficit accumulated during Development Stage	(2,862,736)	(934,633)

Total Stockholders’ Equity	370,902	823,172

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,079,642	$1,133,461

See Accountants’ Review Report

IMPLANTABLE VISION, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					September 1, 2005
	Three-Months Ended		Nine-Months Ended		(Inception) to
	April 30,		April 30,		April 30,
	2007	2006	2007	2006	2007
Revenue:
Sales	$—	$—	$—	$—	$—

Total Income	—	—	—	—	—

Operating Expenses:
Research and Development	146,331	—	578,032	—	666,196
Professional Fees	159,833	—	380,037	—	380,037
Administrative Expenses	92,700	320,401	941,759	453,519	1,788,342

Total Expenses	398,864	320,401	1,899,828	453,519	2,834,575

Net Loss From Operations	(398,864)	(320,401)	(1,899,828)	(453,519)	(2,834,575)

Other Income/Expense
Interest Income	16	30	225	30	339
Forgiveness of Debt	—	—	—	134,396	—
Acquisition Cost	—	—	—	(24,810)	—
Interest Expense	(6,000)	—	(28,500)	—	(28,500)

Net Other Income/Expense	(5,984)	30	(28,275)	109,616	(28,161)

Net Gain/Loss	$(404,848)	$(320,371)	$(1,928,103)	$(343,903)	$(2,862,736)

Per Share Information:

Weighted average number of common shares outstanding	32,559,208	20,645,533	32,080,648	10,762,472

Net Loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.02)

See Accountant’s Review Report

IMPLANTABLE VISION, INC.
(A Development Stage Company)
Statements of Shareholders Equity (Deficit)
For Period Ended April 30, 2007

	PREFERRED STOCK				ISSUABLE			Additional		Total
	SERIES A		COMMON STOCKS		COMMON STOCKS		Subscriptions	Paid-In	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Receivable	Capital	Deficit	Equity
Balance — September 1, 2005	—	$—	—	$—	—	$—	$—	$—	$—	$—

Recapitalization	1,000,000	1,000	362,200	363	—	—	—	(476,163)	—	(474,800)
Issuance of Stock to Directors	—	—	10,000	10	—	—	—	—	—	10
Issuance of Stock for Acquisition	—	—	30,000,000	30,000	—	—	—	445,000	—	475,000
Issuance of stock for cash	—	—	1,476,971	1,477	—	—	—	1,756,118	—	1,757,595
Subscriptions Receivable	—	—	—	—	2,310,924	2,311	(2,750,000)	2,747,689	—	—
Net Loss for Year	—	—	—	—	—	—	—	—	(934,633)	(934,633)

Balance — July 31, 2006	1,000,000	1,000	31,849,171	31,850	2,310,924	2,311	(2,750,000)	4,472,644	(934,633)	823,172

Stock Options issued	—	—	—	—	—	—	—	352,500	—	352,500
Stock Subscription Cancelled	—	—	—	—	(1,260,504)	(1,261)	1,500,000	(1,498,739)	—	—
Stock to be issued for converted notes	—	—	—	—	756,303	756	—	899,244	—	900,000
Stock Subscription Receivable	—	—	—	—	504,202	504	(600,000)	599,496	—	—
Stocks to be issued for accrued interest	—	—	—	—	19,607	20	—	23,313	—	23,333
Receipt of Subscription Receivable	—	—	—	—	168,067	168	200,000	(168)	—	200,000
Stock to be issued for cash			943,977	944	(943,977)	(944)	—	—	—	—
Net Loss for Period	—	—	—	—	—	—	—	—	(1,928,103)	(1,928,103)

Balance — April 30, 2007	1,000,000	$1,000	32,793,148	$32,794	1,554,622	$1,554	$(1,650,000)	$4,848,290	$(2,862,736)	$370,902

See Accountant’s Review Report

IMPLANTABLE VISION, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
Indirect Method

			September 1, 2005
	Nine-Months Ended		(Inception) to
	April 30,		April 30,
	2007	2006	2007
Cash Flows from Operating Activities:

Net (Loss)	$(1,928,103)	$(343,903)	(2,862,736)
Depreciation and Amortization	29,574	4,512	34,086
Issuance of stock for services	—	10	10
Adjustments to reconcile net loss to cash used by operating activities
(Increase) in prepaid expenses	(10,000)	—	(10,000)
Increase in Discontinued Operations	—	(148)	—
(Decrease) Increase in accounts payable and accrued expenses	493,833	(412,660)	604,122

Net Cash Used by Operating Activities	(1,414,696)	(752,189)	(2,234,518)

Cash flows from Investing Activities:
Payment for acquistion net of liabilities assumed	—	—	(474,800)
Purchase of Patents	—	—	(1,000,000)
Purchase of Property	(58,000)	(45,114)	(103,114)

Net Cash used for Investing Activities	(58,000)	(45,114)	(1,577,914)

Cash Flows from Financing Activities:

Proceeds from stock issuance	376,590	505,200	2,408,455
Proceeds from notes payable — related party	4,618	—	4,618
Payment of Note Payable	(100,000)	—	—
Subscriptions Receivable	200,000		200,000
Proceeds from notes payable	900,000	—	1,000,000
Capital Investment — Stocks to be Issued	(757)	1,757,595	200,000
Payments to Loans from officers	—	(168,731)	—

Net Cash Provided by Financing Activities	1,380,451	2,094,064	3,813,073

Net Increase in Cash & Cash Equivalents	(92,245)	1,296,761	641

Beginning Cash & Cash Equivalents	92,859	—	—

Ending Cash & Cash Equivalents	$614	$1,296,761	$641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$—	$—

Cash paid for Income Taxes	$—	$—

NON-CASH TRANSACTIONS
Common stock issued for services	$—	$10

See Accountants’ Review Report

IMPLANTABLE VISION, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Unaudited)
Note 1 — Organization and Summary of Significant Accounting Policies:
Organization:
     Implantable Vision, Inc. (the Company) was incorporated on March 2, 1981 as Arrowhead Energy Corporation in the State of Utah. On December 16, 2005, the Company consummated an agreement with the members of JIGJIG, LLC (“JIGJIG”) whereby it issued 30,000,000 shares of its common stock in exchange for all of the issued and outstanding interests of JIGJIG. As a result of such transaction, JIGJIG became a wholly-owned subsidiary of the Company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of JIGJIG, and as such, JIGJIG’S historical financial statements became those of the Company. The Company changed its name to Implantable Vision, Inc. in December 2005 in connection with the acquisition of JIGJIG.
     JIGJIG was formed in the State of Ohio on September 1, 2005 as a holding company for the purpose of owning all intellectual property rights associated with the Company’s TP.2 Phakic Lens.
Basis of Presentation — Development Stage Company:
     The Company has earned no revenue from limited principal operations. Accordingly, the “Company” activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Board Statement No. 7 (SFAS7). Among the disclosures required by SFAS7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.
Basis of Accounting:
     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:
     The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.
Net Loss Per Share:
     The Company has adopted Statement of Financial Standards No. 128, “Earnings Per Share” (SFAS128). Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.
Intangible Assets:
     The Company has intangible assets related to patents. The determination of the related estimated useful life of this intangible asset is the length of the patent and is being amortized over that time period.
Property and Equipment
     Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

IMPLANTABLE VISION, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Unaudited)
Other Comprehensive Income
     The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.
Note 2— Capital Stock Transactions:
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
     On March 14, 2007, the Company issued 943,977 shares of its common stock. Subsequent to the end of the third quarter, the Company issued an additional 168,067 shares of common stock upon receipt of a $200,000 subscription.
Note 3 — Presentation of Interim Information:
     In the opinion of management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2007 and the results of operations and cash flows for the nine-months ended April 30, 2007. Interim results are not necessarily indicative of results for a full year.
     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended July 31, 2006. Management believes all necessary normal adjustments have been made.
     Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the other information also included in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2006.
Note 4 — Going Concern:
     The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $1,928,103 for the nine-months ended April 30, 2007. The Company has earned no revenue from operations, including the sale of any of its products, and its existing capital resources are currently insufficient for it to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s financial statements for the fiscal year ended July 31, 2006, includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Consequently, the Company is actively working to obtain short and long-term additional capital through various financing options. However, the Company does not have any financing commitments at this time. There can be no assurance that financing will be available to the Company on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. The

IMPLANTABLE VISION, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007
(Unaudited)
accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties.
Note 5 — Notes Payable:
     On February 1, 2007 the Company issued a promissory note to an accredited investor in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note were used for working capital purposes, bearing interest of 12% per annum. As of April 30, 2007, no payments had been made on this note.
Note 6 — Advances — Related Parties:
     During the period November 1, 2006 through January 31, 2007 related parties of the Company invested money in the Company to pay for operating expenses of the Company. As of January 31, 2007 the aggregate amount payable to related parties is as follows:

Kavoria, LLC	$2,874

George Rozakis	1,744

Total Advances — Related Parties	$4,618

Note 7 — Equity Incentive Plan:
     On March 14, 2007 the Board of Directors approved an Equity Incentive Plan for the purpose of providing incentives for officers, directors, consultants and key employees to promote the success of our Company and to enhance our ability to attract and retain the services of such people. An aggregate of 3,000,000 shares of the Company’s common stock are reserved for issuance under this plan, of which options to acquire 850,000 shares of common stock have been or are committed to be granted as of the date hereof to D. Verne Sharma at an exercise price of $1.19 per share. Options granted under this Plan may be either; (1) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986 or (2) non-qualified stock options.
Note 8 — Subsequent Events
     Subsequent to the end of the third quarter, the Company issued an additional 168,067 shares of common stock upon receipt of a $200,000 subscription.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions, intense competition for the acquisition of businesses, and domestic and foreign government regulations. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ABOUT OUR COMPANY.
     Implantable Vision, Inc. is a development-stage company that intends to commercialize phakic intraocular lenses (i.e., inside the eye contact lenses) (“P-IOLs”) to capture a portion of the refractive surgical vision correction market. Unless the context indicates otherwise, references in this report to “we,” “us,” and “our company” refer to Implantable Vision, Inc. and its consolidated subsidiaries.
     We have begun the regulatory approval process for our first two products, our myopic TP.2 lens and our phakic refractive lens (the “PRL”), and are targeting CE mark approval for our myopic TP.2 lens in the second quarter of calendar year 2008 and U.S. Food and Drug Administration (“FDA”) approval for our myopic TP.2 lens in 2012. No revenues have been generated from operations through the third quarter of the 2007 fiscal year.
     On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC (“JIGJIG”) pursuant to which JIGJIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the “Reverse Merger”). Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, Igor Valyunin, the Chief Scientific Officer and a director of our company, and Jerry Kaeni, a director of our company, formed JIGJIG in September 2005 to hold the intellectual property for our TP.2 lens. As a result of the Reverse Merger, we issued 30,000,000 shares of our common stock to the interest holders of JIGJIG in exchange for their 100% interest in JIGJIG.

STRATEGY.
     Our strategy is to position our company to rapidly develop and commercialize worldwide a competitive portfolio of ophthalmic lens products worldwide. During the third quarter of fiscal 2007, we continued to focus on raising capital in an amount sufficient to enable us to carry out our business plan, design and test of our TP.2 platform, and establish our development, manufacturing, clinical and regulatory infrastructure. We anticipate that this focus will continue throughout our 2007 fiscal year.

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
     We anticipate initiating CE Mark studies for our myopic TP.2 lens in the second quarter of calendar year 2007 and commencing the Chinese regulatory approval process soon thereafter. We anticipate receiving a CE Mark and subsequently commercializing our myopic TP.2 lens by the second quarter of calendar year 2008. We expect our hyperopic TP.2 clinical trials and commercialization to lag those for our myopic TP.2 by two quarters. We anticipate introducing an FDA-approved product into the market by 2012.

ESTABLISHMENT OF OUR DEVELOPMENT, MANUFACTURING, CLINICAL AND REGULATORY INFRASTRUCTURE.
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
     During calendar year 2007, we plan to establish our regulatory infrastructure for our products in an effort to achieve regulatory approvals and subsequent commercialization in select markets in the second quarter of calendar year 2008.

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
     During the third quarter of fiscal 2007, we expended resources on the development and clinical testing of our myopic and hyperopic TP.2 lens products, for which we initiated clinical trials in the first quarter of the 2007 calendar year. The completion of clinical trials of this product may require significantly greater funds than we currently have estimated in our financial projections.
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
     During the third quarter of the 2007 fiscal year, approximately all of our $146,331 of research and development expenses, including salaries paid to research and development personnel were attributable to the development of our TP.2 lens and the related platform technology.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED APRIL 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED APRIL 30, 2006
     Our net loss for the quarter ended April 30, 2007 was $404,848 versus $320,371 in the corresponding quarter of the prior fiscal year. The increase in net loss is primarily due to increased professional fees relating to the additions of key consultants involved in assisting management with the day-to-day operations and clinical trial activities. In addition, the increase in net loss was compounded by our issuance of options to purchase up to 50,000 shares of our common stock with an exercise price of $1.19 per share during the third quarter of the 2007 fiscal year. This resulted in a $25,000 stock-based compensation expense on April 1, 2007.
     There is a substantial increase in net loss between the nine-months ending April 30, 2007 versus the corresponding period of the prior year. This increase is primarily due to the minimal expenditures recorded during the first quarter of fiscal 2006, when we were operating as JIGJIG, LLC, before the Reverse Merger. The minimal expenditures recorded during the first quarter of fiscal 2006 resulted in similar financials between the three and nine month periods ending April 30, 2006. The substantial increase in expenses in fiscal 2007 is due to our activities relating to managing the day-to-day operations and the development of our TP.2 platform, as noted above.
DEVELOPMENTS
SUCCESSFUL IMPLANTATION OF ADDITIONAL MYOPIC TP.2 LENSES
     Upon receiving exportation approval from the FDA, we have now supervised the implantation of our myopic TP.2 lens in thirty-three eyes (cases) in the Dominican Republic. The results were consistent with our expectations, and we believe that we have finalized our myopic TP.2 design, for which we have initiated our CE Mark studies in the second quarter of the 2007 calendar year.
EXPANDING HYPEROPIC PORTFOLIO
     We successfully implanted our first hyperopic TP.2 lens in a patient in the Dominican Republic during the second quarter of the 2007 fiscal year. The results were consistent with our expectations and were similar to the results achieved in the clinical trials of our myopic TP.2 lens. This success has prompted us to expedite the clinical trial process for our hyperopic platform and also begin development of additional products with similar features to the hyperopic version of our TP.2 platform.
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
     During the 2006 fiscal year, we entered into financing transactions with ten accredited investors that participated in a private placement for the purchase of our common stock at $1.19 per share (the “Private Placement”). Between December 20, 2005 and February 21, 2006, we received $1,757,595 in consideration for the issuance of 1,476,971 shares of our common stock. In addition to the Private Placement, we also entered into subscription agreements with two accredited investors for the sale of 2,310,924 shares of our common stock for an aggregate purchase price of $2,750,000 ($1.19 per share) pending the listing of our common stock on the American Stock Exchange (“Pending Subscription”). One of the investors who executed a subscription agreement in connection with the Pending Subscription also purchased 420,168 shares of common stock for an aggregate purchase price of $500,000 in the Private Placement. Pursuant to the settlement agreement dated March 14, 2007 described immediately below, Pending Subscriptions for $1,500,000 (1,260,504 shares) have been cancelled as of that date.
     On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively (the “Notes”). The proceeds of the loan evidenced by the Notes were used for working capital purposes, and each Note bears interest at the rate of 5% per annum. On March 14, 2007, we entered into a settlement agreement with this investor, pursuant to which we converted the outstanding principal and interest due on the Notes into 775,910 shares of common stock and cancelled the Notes. We also agreed in the settlement agreement to cancel the investor’s Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and to issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of June 18, 2007, the investor had paid us $400,000, for which we had issued to the investor an aggregate of 336,134 shares of common stock.
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
     On March 20, 2007, we amended the provisions of our Series A Preferred Stock so that each share of Series A Preferred Stock is now convertible into ten shares of our common stock, rather than into units consisting of ten shares of our common stock, warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $2.00 per share of common stock, and warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $5.00 per share of common stock. This action effectively reduced our total capitalization by 5,000,000 shares. We also amended the provisions of our Series A Preferred Stock to delete the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006, and entered into a separate registration rights agreement with the holder of our Series A Preferred Stock whereby we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares. The terms of our Series A Preferred Stock provide that no single holder of our Series A Preferred Stock may exercise such holder’s conversion privilege to the extent that immediately following the conversion, such holder would be the beneficial owner of more than 4.999% of our outstanding common stock.
     Our current cash position is insufficient to meet our current working capital needs based on the pace of our planned activities. We require the immediate acquisition of additional funds to support our continuing research and development efforts and to meet our working capital requirements. While we have in the past generally been able to raise capital as required, our cash balances were very low during parts of the 2006 fiscal year and the first THREE quarters of the 2007 fiscal year. Unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital immediately, we will be unable to continue the development and testing of our products and will be required to revise our business plan. Any significant modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.
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
RELATED PARTY TRANSACTIONS
     On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC (“JIGJIG”) and its interest holders pursuant to which JIGJIG merged with and into BT Acquisitions, Inc., a wholly-owned subsidiary of our company (the “Reverse Merger”). As a result of the Reverse Merger, the interest holders of JIGJIG received 30,000,000 shares of our common stock in exchange for their 100% interest in JIGJIG.
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
     Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintained an office for his private medical practice located in North Olmsted, Ohio from December 2005 until the third quarter of the 2007 fiscal year. Our company paid certain administrative expenses in the aggregate amount of approximately $180,000 associated with this office.
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
ITEM 3. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

(b)	During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to the Consulting Agreement that we entered into with D. Verne Sharma on March 9, 2007, we granted to Mr. Sharma options to purchase up to 850,000 shares of our common stock at an exercise price of $1.19 per share. Options to purchase up to 250,000 shares of our common stock vested upon the execution of the Consulting Agreement, and the remaining options shall vest in equal quarterly installments commencing on April 1, 2007. We issued the options in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
     On March 14, 2007, we agreed to issue 1,280,112 shares of our common stock to an investor in our company in connection with the settlement agreement that we entered into with the investor, as described in Item 5 below. The investor is an “accredited investor” as such term is defined in Rule 501 of the Securities Act, and the shares are being issued to him in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On March 16, 2007, the holders of our Series A Preferred Stock approved an amendment to the designations of our Series A Preferred Stock whereby each share of our Series A Preferred Stock is now convertible into ten shares of our common stock, rather than into units consisting of ten shares of our common stock, warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $2.00 per share of common stock, and warrants exercisable into two-and-one-half shares of our common stock at an exercise price of $5.00 per share of common stock. This action effectively reduced our total capitalization by 5,000,000 shares. The amendment also deleted the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006. Simultaneous with this amendment, we entered into a separate registration rights agreement with the holder of our Series A Preferred Stock pursuant to which we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares.
ITEM 5. OTHER INFORMATION.
2007 EQUITY INCENTIVE PLAN
     On March 14, 2007, our Board of Directors approved the Implantable Vision, Inc. 2007 Equity Incentive Plan (the “Plan”) for the purpose of providing incentives for officers, directors, consultants and key employees to promote the success of our company, and to enhance our ability to attract and retain the services of such persons. An aggregate of 3,000,000 shares of our common stock are reserved for issuance under the Plan, of which options to acquire 850,000 shares of our common stock have been or are committed to be granted as of the date hereof to D. Verne Sharma at an exercise price of $1.19 per share. Options granted under the Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. The Plan also permits the grant of stock appreciation rights in connection with the grant of stock options, and the grant of restricted stock awards. Stock options and stock awards may be granted under the Plan to all of the eligible officers, directors, consultants and employees of our company. The Board of Directors administers the Plan and has the authority to determine exercise prices applicable to the options, the eligible officers, directors, consultants or employees to whom options may be granted, the number of shares of common stock subject to each option and the extent to which options may be exercisable. The Board of Directors also has the authority to determine the recipients and the terms of grants of stock appreciation rights and restricted stock awards under the Plan. In addition, the Board of Directors has the power to interpret the Plan and any agreement or instrument entered into under the Plan, to establish, amend or waive rules and regulations for the Plan administration, and to amend the terms and conditions of any outstanding stock incentives as allowed under the Plan. The Board of Directors may delegate administrative responsibility for the Plan to a Committee appointed by the Board of Directors consisting of not less than one director. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by such optionee.

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
     Each incentive stock option and the majority of nonqualified stock options (certain nonqualified stock options granted to consultants are exercisable for a period not to exceed five years from the date of grant) under the Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined power of all classes of our capital stock or the capital stock of a subsidiary or parent corporation) and will lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with our Company, or as determined by the Board of Directors.
SETTLEMENT AGREEMENT
     On March 14, 2007, we entered into a settlement agreement with an investor to whom we had previously issued notes in the aggregate principal amount of $900,000, pursuant to which we converted the outstanding principal and interest due on the notes into 775,910 shares of our common stock and cancelled the notes. We also agreed in the settlement agreement to cancel the investor’s Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of June 18, 2007, the investor had paid us $400,000, for which we had issued to the investor an aggregate of 336,134 shares of common stock.
ITEM 6. EXHIBITS.
     The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on June 18, 2007.

IMPLANTABLE VISION, INC.

By:	/s/ George Rozakis

Name: Dr. George Rozakis
Title: Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ George Rozakis Dr. George Rozakis	Chief Executive Officer, President and Director (Principal Executive Officer)	June 18, 2007

/s/ William Rozakis William Rozakis	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	June 18, 2007

/s/ Igor Valyunin Igor Valyunin	Director	June 18, 2007

/s/ Jerry Kaeni Jerry Kaeni	Director	June 17, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of our Chief Executive Officer, Dr. George Rozakis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer, William Rozakis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer, Dr. George Rozakis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer, William Rozakis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.