Form 10KSB
period 2007-07-31
Implantable Vision, Inc.
filed 2007-11-13
CIK 352912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.

                         Commission File Number 0-10315

                            IMPLANTABLE VISION, INC.
                 (Name of small business issuer in its charter)



                     Utah                               95-4091368
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


         25730 Lorain Road
         North Olmsted, Ohio                              44070
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (212) 243-0721

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0.

On November 12, 2007, 33,127,322 shares of the issuer's common stock, and 1,000,000 shares of the issuer's Series A Preferred Stock, each such share convertible into ten shares of the issuer's common stock, were outstanding.

As of November 12, 2007, the aggregate market value of the issuer's common stock held by non-affiliates was $2,354,214 (based upon the closing price of the issuer's common stock on The Over-the-Counter Bulletin Board on such date).

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

As currently contemplated, the patient will report on the day of surgery to a surgical facility on an outpatient basis. The patient will then have his or her pupil dilated, receive sedation and have the eye numbed so there is no movement. With more experience, management anticipates that the procedure will be performed using only topical anesthesia. The implantation procedure should include the following steps:

o INCISION: A 3.0 mm incision will be made on the side of the cornea outside the field of vision. The surgeon will make the incision at the juncture where the cornea (the clear part of the eye) becomes the sclera (the white part of the eye).

o INSERT VISCOUS GEL: As aqueous fluid leaks out of the eye when the incision is opened, a gel will be injected into the eye to temporarily replace the eye's natural fluid. This thicker viscous gel is designed to provide an optimal working space during implantation by maintaining a distinct space between the cornea, the iris and the natural crystalline lens.

o INJECT LENS: An injector will insert the lens into the eye, and instruments will be used to position the lens under the iris. Once the lens is positioned, the viscous gel will be removed and the procedure is completed.

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

o Cataract Formation. It is highly unlikely that cataract formation will occur with our lenses because of their unique fit, placement and design
         - a hypothesis supported by preliminary tests and the comparability of our lenses to other lenses showing cataract-free outcomes. Moreover, our lenses are unlikely to cause cataracts because the lenses do not come in permanent contact with the eye's natural crystalline lens, and therefore, they do not induce pressure on the eye structure that could lead to cataract formation. Accordingly, we believe, and early testing indicates, that the lenses should achieve a superior fit compared to other lenses, further mitigating concerns of cataract complications.

o Centration and Sizing. If a lens diameter is too small, it can be difficult to center. As a result of this concern, we have invested considerably in the development of a lens size that fits most eyes. However, a small, medium and large product portfolio is the most likely outcome of these efforts.

o Endothelium. The endothelium is the inner lining of the cornea, and it is essential that it not be damaged during surgery. We took particular care in designing our implantation procedure to ensure that no damage will occur to the fragile endothelium. The process by which the lens is injected into the eye, or how a forceps is used to insert a lens in the eye, will determine if the procedure is endothelium-safe.

o Insertion. The surgeon must make a precise incision to avoid the need for sutures.

o Elevated Pressure. Because our implantation procedure is designed not to require an iridotomy, there could be some instances of elevated pressure in the eye. If this occurs, an iridotomy can be performed post-operatively to remedy the situation. In clinical testing to date, this has not been an issue for our lenses.

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

GOVERNMENT APPROVALS AND REGULATION

Status of Regulatory Approval for Products. The TP.2 and the PRL have not yet received FDA approval for marketing within the United States. The TP.2 also has not yet received CE Mark approval for marketing in Europe and several other countries worldwide. Although the PRL has received CE Mark approval, the right to market and sell the PRL in those countries to which the CE Mark applies are not owned by our company. While certain countries do not require a CE Mark or any other regulatory approval for medical product testing or sales, the FDA mandates that U.S. companies gain approval from the FDA to export to such countries, which it classifies as Tier II. The process to gain such export approval from the FDA is abbreviated relative to U.S. market approval. In September 2006 we received Tier II exportation approval for the TP.2 to the Dominican Republic.

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

The current GMP requirements set forth in the Quality System ("QS") regulation are promulgated under section 520 of the Federal Food, Drug and Cosmetic Act (the "FDC Act"). GMP requires that:

o Domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of finished medical devices intended for commercial distribution in the United States.

o        Various specifications and controls are established for devices.

o        Devices   are   designed   under  a  quality   system  to  meet   these
         specifications.

o Devices are manufactured under a quality system governing that finished devices meet these specifications.

o        Devices be correctly installed, checked and serviced.

o        Quality data is analyzed to identify and correct quality problems.

o        Complaints are processed.

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

The statutory authority for the MDR regulation is section 519(a) of the FDC Act, as amended by the Safe Medical Devices Act of 1990 (the "SMDA"). The SMDA requires user facilities to:

o        Report device-related deaths to the FDA and the device manufacturer;

o Report device-related serious injuries to the manufacturer, or to the FDA if the manufacturer is not known; and

o Submit to the FDA on an annual basis a summary of all reports submitted during that period.

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

At the time of the JIG Transaction, The Regency Group, which held all 1,000,000 issued and outstanding shares of our Series A Preferred Stock, made an additional capital contribution to our company in the aggregate amount of $475,000, which we used to extinguish our outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of our company, which loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to treasury 300,000 shares of our common stock from Mr. Elliott for an aggregate purchase price of $5,000.

In June 2006, we amended the designations of our Series A Preferred Stock so that each share of Series A Preferred Stock would be convertible into one ten shares of common stock.

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

EMPLOYEES

As of November 12, 2007, we had five employees and one consultant. Of our five employees, four, including our Chief Executive Officer and our Chief Financial Officer, are employed on a part-time basis and spend significant amounts of their time working on other business ventures. Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We consider our relations with our employees to be satisfactory.

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

RISK FACTORS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Although our company was incorporated in 1981, the current management team and business model were not put into place until December 2005, following the merger of JIGJIG, LLC into a wholly-owned subsidiary of our company. As a result, we have a limited operating history upon which an evaluation of our company can be based. Accordingly, you should consider our future prospects in light of the risks and uncertainties frequently experienced by early stage companies in evolving markets, such as the growing market for refractive vision correction surgery. Some of these risks and uncertainties relate to our ability to:

o offer vision correction products and procedures to attract and retain a large customer base;

o        increase awareness of our products and services;

o        respond to competitive market conditions;

o        respond to changes in our regulatory environment;

o        manage risks associated with intellectual property rights;

o        maintain effective control of our costs and expenses;

o        raise sufficient capital to sustain and expand our business;

o        attract, retain and motivate qualified personnel; and

o upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

WE WILL REQUIRE IMMEDIATE ADDITIONAL FINANCING, AND OUR OPERATIONS WILL BE CURTAILED IF WE ARE UNABLE TO OBTAIN SUCH ADDITIONAL FINANCING.

We need to obtain immediate significant additional debt or equity financing to fund capital expenditures, including the development, testing and marketing of our existing and proposed product candidates. Additional equity financing may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

o limit our ability to pay dividends or require us to seek consent for the payment of dividends;

o increase our vulnerability to general adverse economic and industry conditions;

o require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

o limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

WE WILL DEPEND UPON A LIMITED NUMBER OF PRODUCTS FOR REVENUES.

We anticipate that virtually all of our sales will be derived from sales of the TP.2 lens and the PRL for the refractive vision correction surgery market. Neither the TP.2 nor the PRL has received FDA approval for domestic sales, and the TP.2 has not received a CE Mark for international sales. Although the PRL has received a CE Mark for international sales, we do not own the right to market this product in any country to which the CE Mark applies. There can be no assurance that either the TP.2 or the PRL will receive the regulatory approvals required for us to initiate marketing and sale of such product candidates and, even if they do attain such approvals, that they will receive market acceptance, generate significant sales or result in gross profits. Our future operating results are significantly dependent upon market acceptance of the TP.2 and the PRL. Failure to achieve market acceptance of these product candidates as a result of competition, technological change or other factors, or the failure to successfully market such product candidates or enhanced versions thereof, would have a material adverse effect on our business, operating results and financial condition.

OUR CONTROLLING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND AFFAIRS AND COULD EXERCISE THIS INFLUENCE AGAINST YOUR BEST INTERESTS.

Dr. George Rozakis, Igor Valyunin, William Rozakis, Jerry Kaeni and Dr. Alexander Hatsis, each of whom is an officer and/or director of our company, either individually or through their affiliates, collectively beneficially own approximately 91% of our outstanding shares of common stock. As a result, they are able to exercise significant influence over our company, including, but not limited to, any shareholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuances, mergers and acquisitions and any amendments to our Articles of Incorporation, By-laws or other corporate governance documents. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH INCREASES OUR COSTS AND COULD PREVENT US FROM SELLING OUR PRODUCTS.

Government regulations and agency oversight apply to every aspect of our business, including testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping, and the sale and distribution of product candidates and samples. Complying with government regulations substantially increases the cost of developing, manufacturing and selling our product candidates. Failure to comply with applicable laws and regulations could subject us to severe legal sanctions that could have a material adverse effect on our business and results of operations.

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

Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new product candidates could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product candidate, the potential sales of the product candidate and its value to us can be substantially reduced. Even if the FDA or another regulatory agency approves a product candidate, the approval may limit the indicated uses of the product, or may otherwise limit our ability to promote, sell and distribute the product, or may require post-marketing studies. If we cannot obtain regulatory approval of our new product candidates, or if the approval is too narrow, we will not be able to market these products candidates, which would eliminate or reduce our potential sales and earnings.

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

We estimate that it will take up to four years to receive FDA approval for both the TP.2 and the PRL, and up to 18 months to receive a CE Mark for the TP.2. There can be no assurance that the results of such clinical investigations will be favorable to us. Even if the results are favorable, the regulating body may dispute any claims of safety, efficacy or clinical utility and not allow the product to be marketed. Also, the sale price of the proposed products may not be enough to recoup the amount of our investment in conducting the investigative studies. If we are unable to achieve approval for our product candidates, we will have invested substantial research and development capital without result, and we have no other existing products for revenues or growth of our company.

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

We have invested a significant portion of our time and financial resources in the development of the TP.2. We anticipate that our ability to generate significant revenues will depend in large part on the successful development and commercialization of the TP.2. The commercial success of the TP.2 will depend on several factors, including the following:

o        successful commencement and completion of clinical trials;

o receipt of marketing approval from the FDA and similar foreign regulatory authorities;

o        launching commercial sales of the TP.2;

o successfully building and sustaining manufacturing capacity to meet anticipated future market demand; and

o        acceptance of the TP.2 by the medical community and consumers.

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

IF OUR CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES ARE UNSUCCESSFUL, OR IF WE EXPERIENCE SIGNIFICANT DELAYS IN THESE TRIALS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS WILL BE IMPAIRED.

We must provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective before they can be approved for commercial distribution. The preclinical testing and clinical trials of our product candidates must comply with regulations by numerous federal, state and local governmental authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study.

It may take several years to complete the testing of our product candidates, and failure can occur at any stage of testing. For example:

o interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted on smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis;

o while our product candidates may appear promising at early stages of development, receipt of regulatory approval for them may ultimately fail for a number of reasons, including the possibility that they may be ineffective, less effective than products of our competitors or cause harmful side effects;

o        any   preclinical  or  clinical  test  may  fail  to  produce   results
         satisfactory to the FDA or foreign regulatory authorities;

o preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

o negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

o the FDA can place a hold on a clinical trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

o we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we are developing our product candidates or the period required for review of any application for regulatory agency approval; and

o our clinical trials may not demonstrate the safety and efficacy needed for our product candidates to receive regulatory approval.

If we are required to conduct clinical trials or other studies of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our product candidates, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs also will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. If any of these events occurs, our business will be materially harmed.

WE MAY DEPEND ON THIRD PARTIES IN THE CONDUCT OF CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES AND ANY FAILURE OF THOSE PARTIES TO FULFILL THEIR OBLIGATIONS COULD ADVERSELY AFFECT OUR DEVELOPMENT AND COMMERCIALIZATION PLANS.

We may depend on independent clinical investigators, contract research organizations and other third-party service providers in the conduct of our clinical trials for our product candidates. We may rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our current and future product candidates.

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

FAILURE TO ACHIEVE MARKET ACCEPTANCE FOR OUR PRODUCT CANDIDATES COULD RESULT IN DECREASED REVENUES.

Although P-IOLs have been used to treat refractive vision problems for more than a decade, their general availability in the marketplace is relatively new. The commercial success of our product candidates will depend, in part, upon the use of this technology achieving broader acceptance within the medical community and among potential patients as a clinically useful, safe and cost-effective method for correcting refractive vision problems. There can be no assurance that P-IOLs in general, and our product candidates in particular, will achieve such broader acceptance. Factors that could inhibit such acceptance include the cost of P-IOLs, and negative publicity resulting from malfunctions involving this technology and the occurrence of other adverse patient events. Failure of P-IOLs in general, and our product candidates in particular, to achieve broader market acceptance would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE ANTICIPATE THAT THOSE LOSSES WILL CONTINUE.

We incurred cumulative operating losses through July 31, 2007 of $3,448,039, and we expect to continue incurring such losses for the foreseeable future until sufficient sales of our products are achieved. Our product candidates are not yet approved for commercial sale, and, as a result, we have not yet commenced manufacturing or sales of them. Our limited operating history makes the prediction of future operating results and prospects difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 requires significant management attention, especially given that we have only recently undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Any litigation or claims against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following: to cease selling or using any of our product candidates that incorporate the challenged intellectual property, which would adversely affect our sales; to negotiate a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; or to redesign our product candidates to avoid infringing the intellectual property rights of a third-party, which may be costly and time-consuming or impossible to accomplish.

IF  IMPLEMENTATION  OF  OUR  SALES  AND  MARKETING   STRATEGY  IS  UNSUCCESSFUL,
COMMERCIALIZATION OF OUR PRODUCTS CANDIDATES COULD FAIL.

A significant sales and marketing effort will be necessary to achieve the level of market awareness and sales needed to achieve profitability from sales of our product candidates. We currently have no sales and only limited marketing experience, both domestically and internationally, which may limit our ability to successfully develop and implement our sales and marketing strategy. In connection with our sales and marketing strategy, we may need to hire and train sales specialists, hire a contract sales organization, manage geographically dispersed operations and encourage customers to purchase products. The failure to successfully create and implement a sales and marketing strategy could result in increased costs and net losses with resulting potential failure of our company.

WE MAY BE INVOLVED IN FUTURE DISPUTES WITH RESPECT TO OUR USE OF TECHNOLOGY RIGHTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

As we continue to develop product candidates that require new technology, we anticipate that we may need to license third-party technology. We cannot provide assurance that these technology licenses will be available to us on commercially reasonable terms, if at all. In addition, it is possible that in the course of using new technology, we may inadvertently breach the technology rights of others and face liabilities for the breach. Our inability to obtain technology licenses or inadvertent breach of others' technology rights could delay or compromise the introduction of new product candidates and could materially and adversely affect our business and financial condition by causing us to not be able to sell a product at all or profitably. Either the lack of availability of license rights at a reasonable price or disputes about licenses could adversely impact our business by limiting our sale of products to customers or making the price of products offered non-competitive, thereby contributing to a lack of profitability.

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

A going concern qualification, which, in effect, reflects that we could fail to continue, has been included in the auditor's report for fiscal year ending July 31, 2007. We incurred significant losses from operations for the year ended July 31, 2007, and such losses are expected to continue. In addition, we have limited working capital. Such factors raise substantial doubt about our ability to continue as a going concern. We cannot assure or guarantee that additional capital and/or debt financing will be available when and to the extent required by us, or that if available, it will be on terms favorable or acceptable to us. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This may be an indicator of our inability to continue in business, which could cause loss of investment.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

THE MARKET PRICE FOR OUR SECURITIES MAY BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, WHICH MAY ADVERSELY AFFECT THE PRICE AT WHICH SHAREHOLDERS CAN SELL OUR SECURITIES.

The market price for our securities may be volatile and subject to wide fluctuations in response to factors including the following:

o        actual or anticipated fluctuations in our quarterly operations results;

o        changes in financial estimates by securities research analysts;

o changes in the economic performance or market valuations of other companies engaged in the refractive surgical vision correction market;

o        announcements  by us or  our  competitors  of new  product  candidates,
         acquisitions,   strategic  partnerships,   joint  ventures  or  capital
         commitments;

o        addition or departure of key personnel;

o        intellectual property litigation; and

o the public perception of refractive vision correction surgery in general.

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

FUTURE SALES OF SHARES OF OUR SECURITIES MAY DECREASE THE PRICE FOR SUCH SHARES.

All of the 30,000,000 shares of our common stock issued to the former members of JIGJIG, LLC in connection with the reverse merger of that entity into a wholly-owned subsidiary of our company, are eligible for resale by such stockholders on the open market, subject to the volume limitations and other restrictions of Rule 144. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding shares of common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of us and who has satisfied a two year holding period. Actual sales, or the prospect of sales by such stockholders, may have a negative effect on the market price of our shares. We may also register for resale certain outstanding shares of common stock or shares of common stock that are issuable upon exercise of outstanding warrants or conversion of outstanding shares of preferred stock, or reserved for issuance under stock option plans that we may adopt in the future. Once such shares are registered, they can be freely sold in the public market. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate offices are located at 25730 Lorain Road, North Olmsted, Ohio, the medical offices of Dr. George Rozakis, the President, Chief Executive Officer and a director of our company. The Rozakis Family, LLC, which is a shareholder of our company and whose managing member is Betty Rozakis, the wife of Dr. Rozakis, owns the building in which this office is located.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, and our property is not the subject of a pending legal proceeding. We are not aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock trades on The Over-the-Counter Bulletin Board under the symbol IMVS.OB. The following table represents the high and low bid price for our common stock for each quarterly period in fiscal 2006 and 2007.


                                FISCAL 2006                FISCAL 2007
                                -----------                -----------

                                HIGH     LOW               HIGH     LOW

Quarter ended October 31        $1.10    $0.25             $3.70    $1.70
Quarter ended January 31        $4.50    $1.00             $3.25    $1.65
Quarter ended April 30          $4.40    $2.50             $2.05    $1.50
Quarter ended July 31           $4.00    $3.25             $1.95    $1.15

Quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We authorized a one-for-ten reverse split of our common stock effective after September 30, 2005.

On November 12, 2007, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $1.00.

As of November 12, 2007, there were 33,127,322 shares of our common stock outstanding held by approximately 495 shareholders of record. Of these shares, 263,088 shares of our common stock were held in street name.

We do not currently pay dividends on our common stock. It has been management's practice not to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively, which notes bear interest at the rate of 5% per annum. We relied on the exemption from the registration requirements of the Securities Act provided in Section 4(2) and Rule 506 promulgated thereunder, based on our belief that the offers and sales of the notes did not involve a public offering, as the purchaser had represented that he was an "accredited" investor, as that term is defined in Rule 501 under the Securities Act. On March 14, 2007, we entered into a settlement agreement with this investor, pursuant to which we converted the outstanding principal and interest due on the Notes into 775,910 shares of common stock and cancelled the Notes. We also agreed in the settlement agreement to cancel the investor's Pending Subscriptions (as defined below) to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and to issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of November 12, 2007, the investor had paid us $420,000. The investor is an "accredited investor" as such term is defined in Rule 501 of the Securities Act, and the 1,280,112 shares that have been or will be issued to him pursuant to the settlement agreement were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

Between December 20, 2005 and February 21, 2006, we offered to, and received subscriptions from two investors for, 2,310,924 shares of our common stock for an aggregate purchase price of $2,750,000 (the "Pending Subscriptions"). The payment for and issuance of these shares is contingent upon our common stock being approved for listing on the American Stock Exchange. We relied on the exemption from the registration requirements of the Securities Act provided in
Section 4(2) and Rule 506 promulgated thereunder, based on our belief that this transaction did not involve a public offering of our common stock, as each purchaser had represented that he was an "accredited" investor, as that term is defined in Rule 501 under the Securities Act. Pursuant to the settlement agreement dated March 14, 2007 described above, Pending Subscriptions for $1,500,000 (1,260,504 shares) have been cancelled as of that date.

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

On February 1, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 12% per annum. We issued the promissory note in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The note became due on March 10, 2007. We have not made any payments on the principal or interest due on this note.

On July 18, 2007, we issued an aggregate of 150,000 shares of our common stock to two individuals as compensation for professional fees relating to our fund raising efforts. We issued the securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

On July 25, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $4,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 7% per annum. We issued the promissory note in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The note does not have a due date and we have not made any payments on the principal or interest due on this note.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal year ended July 31, 2007. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 7 - Financial Statements of this Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007 and the information discussed in
Part I, Item 1A - Risk Factors.

ABOUT OUR COMPANY.

We are a development-stage company that intends to commercialize phakic intraocular lenses (i.e., inside the eye contact lenses) ("P-IOLs") to capture a portion of the refractive surgical vision correction market. We have begun the regulatory approval process for our first two product candidates, our myopic TP.2 lens and our phakic refractive lens (the "PRL"), and are targeting CE mark approval for our myopic TP.2 lens in the second quarter of calendar year 2008 and U.S. Food and Drug Administration ("FDA") approval for our myopic TP.2 lens in 2012. No revenues have been generated from operations through the end of the 2007 fiscal year.

STRATEGY.

Our strategy is to position our company to rapidly develop and commercialize worldwide a competitive portfolio of ophthalmic lens products. During the 2007 fiscal year, we continued to focus on raising capital in an amount sufficient to enable us to carry out our business plan, design and test of our TP.2 platform, and establish our development, manufacturing, clinical and regulatory infrastructure. We anticipate that this focus will continue throughout our 2008 fiscal year.

Establishment of our Development, Manufacturing and Clinical Infrastructure.

Our strategy is to establish the development, manufacturing and clinical infrastructure required to bring our TP.2 lens and future product candidates from inception to a final design ready for clinical trials. In September 2006, we received an export permit from the FDA to allow for lens implantation and clinical testing in the Dominican Republic. We plan to set up additional investigative sites for other clinical trial locations in preparation for our CE Mark Studies. We believe this clinical infrastructure not only facilitates the clinical testing process, but provides us with an investigator network that is prepared to rapidly recruit patients and efficiently perform our clinical trials.

During the 2008 fiscal year, we plan to establish our regulatory infrastructure for our product candidates in an effort to achieve regulatory approvals and subsequent commercialization in select markets by the fourth quarter of calendar year 2008.

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

Upon receiving exportation approval from the FDA, we have now supervised the implantation of our myopic TP.2 lens in thirty-three eyes (cases) in the Dominican Republic. The results were consistent with our expectations, and we believe that we have finalized our myopic TP.2 design.

After the successful myopic cases, we successfully implanted our first hyperopic TP.2 lens in a patient in the Dominican Republic during the second quarter of the 2007 fiscal year. The results were consistent with our expectations and were similar to the results achieved in the clinical trials of our myopic TP.2 lens. This success has prompted us to expedite the clinical trial process for our hyperopic platform and also begin development of additional products with similar features to the hyperopic version of our TP.2 platform.

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

We believe the acquisition of the PRL represents a significant opportunity for us because the PRL is a proven product that has already undergone extensive testing and considerable capital investment. We also believe we will benefit from our ability to utilize the PRL's development and regulatory data for our activities with our own product designs, possibly including the TP.2. Upon funding, we plan to commence our FDA strategy and clinical trials for the PRL.

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

General.

We plan to satisfy the majority of our cash needs during the 2008 fiscal year from capital raised through equity financings with a limited group of investors. We believe we will be able to raise such funds because of the major market advantages of our P-IOL products and the experience of our management; however, our attempts to raise such funds during the 2007 fiscal year resulted in limited success, and there can be no assurance that our results will improve in 2008. The immediate acquisition of these funds is necessary for us to continue our operations, finalize development and clinical testing of our TP.2 lens and prepare for the planned international commercialization of such lens.

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

ACCOUNTING FOR RESEARCH AND DEVELOPMENT PROJECTS.

Our major research and development projects relate to the refinement of our lens platform technology for the development of myopic, hyperopic, astigmatic and possibly multifocal and/or accommodating lens product candidates, and the investigation of novel lens materials for improved optical quality and manufacturing efficiencies.

During the 2007 fiscal year, we expended resources on the development and clinical testing of our myopic and hyperopic TP.2 lens product candidates, for which we initiated clinical trials in the first quarter of the 2007 calendar year. The completion of clinical trials of these product candidates may require significantly greater funds than we currently have estimated in our financial projections.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our TP.2 and PRL lens product candidates. These uncertainties include the success of current studies, our ability to obtain the required financing to complete the studies and the time required to obtain regulatory approval even if our research and development efforts are completed and successful. We will not begin to generate revenues until our product candidates receive regulatory approval and are made commercially available. Currently, we do not have any product candidates that are approved for sale, and we have not generated any revenue from the sale of our product candidates. Thus, we cannot predict when we will begin to produce positive revenues, if at all.

During the 2007 fiscal year, approximately all of our $757,389 of research and development expenses, including salaries paid to research and development personnel, were attributable to the development of our TP.2 lens and the related platform technology.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2007

REVENUES. We have generated no operating revenues since our inception and do not expect significant operating revenues for the foreseeable future.

GENERAL & ADMINISTRATIVE. Our net loss for the fiscal year ended July 31, 2007 was $2,513,047 versus $934,633 for the fiscal year ended July 31, 2006. The increase in net loss is primarily due to increased professional fees primarily relating to the additions of key consultants involved in assisting management with the day-to-day operations, the issuance of options to purchase up to 350,000 shares of our common stock with an exercise price of $1.19 per share resulting in a $359,409 stock-based compensation expense, and amortization of our intellectual property, and the fact that we engaged in limited operations during the first quarter of the 2006 fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased from approximately $88,164 for the fiscal year ended July 31, 2006 to $757,389 for the fiscal year ended July 31, 2007 due to the advancement of each of our product candidate development programs, including, specifically, the initiation of clinical trials of our myopic and hyperopic TP.2 lens in the Dominican Republic. Research and development expenses consist primarily of salaries and related expenses for personnel, materials and supplies used to develop, manufacture and test of our product candidates. Other research and development expenses include compensation paid to consultants and outside service providers to run the clinical trials. We expect that we will continue to incur significant research and development expenses in the future as our product candidates proceed with pivotal clinical trials and progress through the later stages of product development towards commercialization. Research and development expenses may fluctuate from period to period due to the timing and nature of clinical trial expenditures and regulatory filings.

OTHER DEVELOPMENTS

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

LOSS OF INTERIM CHIEF OPERATING OFFICER

The term of John MacDonald, our acting Chief Operating Officer, ended in July 2007 pursuant to the terms of his consulting agreement with us.

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

RELOCATION OF HEADQUARTERS

Due to the delay in raising capital, Dr. George Rozakis, our President, Chief Executive Officer and a member of our Board of Directors, has returned to Cleveland, Ohio, and our corporate offices have been relocated to Dr. George Rozakis' offices at 25730 Lorain Rd., North Olmsted, OH 44070.

FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

To date, we have financed our development stage activities primarily through private placements of equity and debt securities. If we do not immediately obtain significant additional debt or equity financing, we may be required to modify our growth and operating plans, delay the deployment of our product candidates or take other actions that could adversely affect our business, prospects, operating results and financial condition.

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

On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively (the "Notes"). The proceeds of the loan evidenced by the Notes were used for working capital purposes, and each Note bears interest at the rate of 5% per annum. On March 14, 2007, we entered into a settlement agreement with this investor, pursuant to which we converted the outstanding principal and interest due on the Notes into 775,910 shares of common stock and cancelled the Notes. We also agreed in the settlement agreement to cancel the investor's Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and to issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of November 13, 2007, the investor had paid us $420,000, for which we had issued to the investor an aggregate of 352,941 shares of common stock.

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

Our current cash position is insufficient to meet our current working capital needs based on the pace of our planned activities. We require the immediate acquisition of additional funds to support our continuing research and development efforts and to meet our working capital requirements. While we have in the past generally been able to raise capital as required, our cash balances were very low throughout the 2007 fiscal year. Unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital immediately, we will be unable to continue the development and testing of our product candidates and will be required to revise our business plan. Any significant modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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

RELATED PARTY TRANSACTIONS

Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintained offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. From December 2005 until November 13, 2007, our company paid certain administrative expenses in the aggregate amount of approximately $180,000 associated with these offices.

On February 1, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 12% per annum. The note became due on March 10, 2007. We have not made any payments on the principal or interest due on this note.

On July 25, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $4,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 7% per annum. The note does not have a due date and we have not made any payments on the principal or interest due on this note.

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

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                   Form 10-KSB
                                                                  Page Numbers
                                                                  ------------

Reports of Independent Registered Public Accounting Firm.........        34

Balance Sheet as of July 31, 2007................................        35

Statement of Operations for the year ended July 31, 2007.........        36

Statement of Shareholders' Equity for the year ended
 July 31, 2007..................................................         37

Statement of Cash Flows for the year ended July 31, 2007.........        38

Notes to Financial Statements....................................        39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Implantable Vision, Inc.

We have audited the accompanying  balance sheet of Implantable  Vision,  Inc. (a
Development Stage Company) as of July 31, 2007 and 2006 and the related statements of operations, cash flows, and changes in stockholders' equity for the period September 1, 2005 to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implantable Vision, Inc. at July 31, 2007 and 2006, and the results of its operations and its cash flows for the period of September 1, 2005 (date of inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States.

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


/s/ Jaspers & Hall, PC
------------------------
November 13, 2007

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                                 Balance Sheet

                                                                                                 Audited
                                                                                                   July
                                                                                         2007               2006
                                                                                     --------------    ---------------

ASSETS:
Current Assets:
    Cash                                                                             $       4,410     $       92,859
                                                                                     --------------    ---------------

        Total Current Assets                                                                 4,410             92,859
                                                                                     --------------    ---------------

Fixed Assets:
     Property & Equipment                                                                  133,014             45,114
     Less Accumulated Depreciation                                                        (117,045)            (4,512)
                                                                                     --------------    ---------------

          Total Fixed Assets                                                                15,969             40,602
                                                                                     --------------    ---------------

Other Assets:
    CIBA Patent                                                                          1,000,000          1,000,000
    Retainer                                                                                 2,000                  -
                                                                                     --------------    ---------------

        Total Other Assets                                                               1,002,000          1,000,000
                                                                                     --------------    ---------------

TOTAL ASSETS                                                                         $   1,022,379     $    1,133,461
                                                                                     ==============    ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
    Accounts Payable                                                                 $     710,217     $      110,289
    Accrued Interest Payable                                                                12,491                  -
    Notes Payable - Related Party                                                          104,000            200,000
    Advances Payable - Related Party                                                         4,618                  -
    Equipment Lease Loan                                                                    26,105                  -
                                                                                     --------------    ---------------

        TOTAL CURRENT LIABILITIES                                                          857,431            310,289
                                                                                     --------------    ---------------

 Stockholders Equity (Deficit):
    Preferred Stock,  $.001 par value,  100,000,000  shares  authorized Series A
       Convertible preferred stock 1,000,000 shares
       issued and outstanding July 31,2006                                                   1,000              1,000
    Common stock, $.001 par value, 150,000,000 shares authorized
        33,111,215 shares issued and outstanding July 31, 2007 and                          33,112             31,850
        31,849,171 shares issued and outstanding July 31, 2006
    Stocks to be issued                                                                      1,554              2,311
    Subscription Receivable                                                             (1,450,000)        (2,750,000)
    Additional Paid-In Capital                                                           5,026,962          4,472,644
    Accumulated deficit                                                                 (3,447,680)          (934,633)
                                                                                     --------------    ---------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               164,948            823,172
                                                                                     --------------    ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                   $   1,022,379     $    1,133,461
                                                                                     ==============    ===============



   The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                            Statement of Operations

                                                                                               September 1, 2005
                                                                                                 (Inception) to
                                                             July 31,          July 31,             July 31,
                                                              2007               2006                 2007
                                                          --------------     --------------      ---------------

REVENUE:
    Sales                                                             -      $           -       $            -
                                                          --------------     --------------      ---------------

TOTAL INCOME                                                          -                  -                    -
                                                          --------------     --------------      ---------------

OPERATING EXPENSES:
     Research and Development Expense                           757,389             88,164            1,844,067
     Administrative Expense                                   1,755,903            846,583            1,603,972
                                                          --------------     --------------      ---------------

TOTAL EXPENSES                                                2,513,292            934,747            3,448,039
                                                          --------------     --------------      ---------------

NET LOSS FROM OPERATIONS                                     (2,513,292)          (934,747)          (3,448,039)
                                                          --------------     --------------      ---------------

OTHER INCOME/EXPENSES:
     Interest Income                                                245                114                  359
                                                          --------------     --------------      ---------------

NET OTHER INCOME/EXPENSE                                            245                114                  359
                                                          --------------     --------------      ---------------

NET GAIN/LOSS                                             $  (2,513,047)     $    (934,633)      $   (3,447,680)
                                                          ==============     ==============      ===============

PER SHARE INFORMATION:
     Weighted average number
     of common shares outstanding                            32,087,105         20,653,853
                                                          --------------     --------------

Net Loss per common share                                 $       (0.08)     $       (0.04)
                                                          ==============     ==============









  The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 July 31, 2007

                                          PREFERRED STOCK              COMMON STOCKS
                                      -------------------------------------------------------
                                             SERIES A
                                             --------
                                      # of Shares   Amount    # of Shares         Amount
                                      ---------------------- ---------------  ---------------
Balance - September 1, 2005                     -  $      -               -   $            -

Recapitalization                        1,000,000     1,000         362,200              363
Shares issued to Directors                      -         -          10,000               10
Stock issued for Acquisition                    -         -      30,000,000           30,000
Stock issued for cash                           -         -       1,476,971            1,477
Subscriptions receivable                        -         -               -                -
Net Loss for Year                               -         -               -                -
                                      ------------ --------- ---------------  ---------------

Balance - July 31, 2006                 1,000,000     1,000      31,849,171           31,850
                                      ------------ --------- ---------------  ---------------

Stock Options Issued                            -         -               -                -
Stock Subscription Cancelled                    -         -               -                -
Stock to be issued for converted note           -         -               -                -
Stock Subscription Receivable                   -         -               -                -
Stock to be issued for accrued interest         -         -               -                -
Receipt of Subscription Receivable              -         -               -                -
Stock to be issued for cash                     -         -         943,977              944
Stock issued for service contract               -         -         150,000              150
Receipt of Subscription Receivable              -         -         168,067              168
Net Loss for Year                               -         -               -                -
                                      ------------ --------- ---------------  ---------------

Balance - July 31, 2007                 1,000,000  $  1,000      33,111,215   $       33,112
                                      ============ ========= ===============  ===============

                                                                                                    Deficit
                                                                                                  Accumulated
                                                  Issuable                         Additional     During the
                                                Common Stock        Subscription     Paid-In      Development
                                         # of Shares     Amount      Receivable      Capital         Stage
                                         -------------- ---------- --------------- -------------  -------------
Balance - September 1, 2005                          -  $       -  $            -  $          -   $          -

Recapitalization                                     -          -               -      (476,163)             -
Shares issued to Directors                           -          -               -             -
Stock issued for Acquisition                         -          -               -       445,000              -
Stock issued for cash                                -          -               -     1,756,118
Subscriptions receivable                     2,310,924      2,311      (2,750,000)    2,747,689              -
Net Loss for Year                                    -          -               -             -       (934,633)
                                         -------------- ---------- --------------- -------------  -------------

Balance - July 31, 2006                      2,310,924      2,311      (2,750,000)    4,472,644       (934,633)
                                         -------------- ---------- --------------- -------------  -------------

Stock Options Issued                                 -          -               -       352,500              -
Stock Subscription Cancelled                (1,260,504)    (1,261)      1,500,000    (1,498,739)             -
Stock to be issued for converted note          756,303        756               -       899,244              -
Stock Subscription Receivable                  504,202        504        (600,000)      599,496              -
Stock to be issued for accrued interest         19,607         20                        23,313              -
Receipt of Subscription Receivable             168,067        168         200,000          (168)             -
Stock to be issued for cash                   (943,977)      (944)              -             -              -
Stock issued for service contract                    -          -               -       178,350              -
Receipt of Subscription Receivable                   -          -         200,000          (168)             -
Net Loss for Year                                    -          -               -             -     (2,513,047)
                                         -------------- ---------- --------------- -------------  -------------

Balance - July 31, 2007                      1,554,622  $   1,554  $   (1,450,000) $  5,026,962   $ (3,447,680)
                                         ============== ========== =============== =============  =============


   The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                            Statement of Cash Flows

                                                                                                          September 1, 2005
                                                                                                            (Inception) to
                                                                          July 31,          July 31,          July 31,
                                                                            2007              2006              2007
                                                                        --------------    -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                                           $(2,513,047)     $ (934,633)      $  (3,447,190)
     Stock and options issued for services                                    524,091              10             524,101
     Stock issued for interest                                                 30,732               -              30,732
     Depreciation                                                             112,533           4,512             117,045
     Adjustments to reconcile net loss to cash (used) provided by by operating activities:
     Increase in accounts payable and accrued expenses                        612,419         110,289             722,708
    (Increase) in Retainer                                                     (2,000)              -              (2,000)
                                                                        --------------    -------------     --------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                           (1,235,272)       (819,822)         (2,055,094)
                                                                        --------------    -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Property                                                      (87,900)        (45,114)           (133,014)
 Payments for acquisition net of liabilities assumed                                -        (474,800)           (474,800)
    Purchase of Patents                                                             -      (1,000,000)         (1,000,000)
                                                                        --------------    -------------     --------------

NET CASH USED FOR INVESTING ACTIVITIES                                        (87,900)     (1,519,914)         (1,607,814)
                                                                        --------------    -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Notes Payable                                               900,000         200,000          1,100,000
    Payments on Notes Payable                                                 (96,000)              -            (96,000)
    Loan for Leased Equipment                                                  26,105               -             26,105
    Proceeds from stock subscriptions                                         400,000       2,232,595          2,632,595
    Proceeds from Loans from Officers                                           4,618               -              4,618
                                                                        --------------    -------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,234,723       2,432,595          3,667,318
                                                                        --------------    -------------     --------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                       (88,449)         92,859              4,410

BEGINNING CASH & CASH EQUIVALENTS                                              92,859               -                  -
                                                                        --------------    -------------     --------------

ENDING CASH & CASH EQUIVALENTS                                          $       4,410     $    92,859       $      4,410
                                                                        ==============    =============     ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                             $           -     $         -       $          -
                                                                        ==============    =============     ==============
     Cash paid for Income Taxes                                         $           -     $         -       $          -
                                                                        ==============    =============     ==============

NON-CASH TRANSACTIONS
     Common stock issued for services                                   $           -     $        10       $         10
                                                                        ==============    =============     ==============

     Common stock issued for debt conversion                            $     900,000     $         -       $    900,000
                                                                        ==============    =============     ==============

   The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------------------------

ORGANIZATION:

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

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY:

The Company has not earned any revenues from limited principal operations. Accordingly, the "Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFA 7"). Among the disclosures required by SFAS 7 are the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007
NET LOSS PER SHARE:

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share " (SFAS128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. During period in which the Company has incurred a loss, dilutive securities are excluded for the calculation of earnings per share as they are anti-dilutive. At July 31, 2007 there were 350,000 options outstanding.

IMPAIRMENT OF LONG-LIVED ASSETS:

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

INTANGIBLE ASSETS:

We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. The asset is being amortized on a straight-line basis over its estimated life (11 years at time of acquisition).

PROPERTY AND EQUIPMENT

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

STOCK BASED COMPENSATION

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , "Share-Based Payment", (SFAS No. 123R) This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance and eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

OTHER COMPREHENSIVE INCOME

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007

Note 2- CAPITAL STOCK TRANSACTIONS:
        --------------------------

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.001 par value and 100,000,000 shares of preferred stock at $.001 par value. In March 2006 the Company amended the designations of their Series A Preferred Stock so that each share of Series A Preferred Stock would be convertible into ten shares of common stock. None of these shares have been converted as of July 31, 2007. In September 2005 the Company authorized a 1 for 10 reverse split of all common stock and cancelled the Preferred B shares of stock. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give the effects of the reverse stock split. The Company issued 30,000,000 shares of common stock in consideration for all of the outstanding interests in JIGJIG, LLC in December 2005. In June 2006, the Company issued an additional 1,476,971 shares of stock in a Private Placement for cash of $1,757,605. In addition to the Private Placement, the Company also has executed subscription agreements with two accredited investors pending the listing of its common stock with the American Stock Exchange, for a total of 2,310,924 shares purchased for a total of $2,750,000. One of these accredited investors has entered into a settlement agreement with the Company whereby his pending subscription for $1,500,000 was cancelled, the outstanding promissory notes issued to him by the Company in the aggregate principal amount of $900,000 were cancelled, and the Company agreed to issue 1,280,112 shares of common stock to this investor. In 2007 the Company issued 1,112,044 shares of stock for cash, and 150,000 shares of stock for consulting contract. In 2007, the Company received $400,000 for stock subscriptions, converted debt of $900,000 to 756,303 shares of common stock, issued 19,607 shares for accrued interest, issued 150,000 shares as compensation to consultants, and cancelled stock subscriptions totaling $1,500,000. Also during 2007, the Company issued stock options for 350,000 shares as compensation which resulted in a charge to operation of $345,591 (these are the only options outstanding at July 31, 2007 and all bear a strike price of $1.19).

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

                                                    2007         2006
                                                 ----------   ----------
Deferred tax assets
         Net operating loss carryforwards        $1,005,023   $ 370,788
         Valuation allowance                     (1,005,023)   (370,788)
                                                 ----------   ----------
         Net deferred tax assets                 $        0   $       0
                                                 ==========   ==========

At July 31, 2007, the Company had net operating loss carryforwards of approximately $3,447,190 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2015.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007

Note 4 - INTELLECTUAL PROPERTY
         ---------------------

In June 2006, the Company acquired the intellectual property and marketing rights to the PRL in the United States and Japan from CIBA Vision AG for a purchase price of $1 million plus future royalty payments. The royalty payments are as follows for the period commencing upon the Effective date of the Definitive Agreement and extending seven (7) years or until the expiry or invalidation of each and every of the Patent Rights on a country by country basis. For the period of two (2) years the royalty is 8.5% of net Sales of Products. For the three (3) years following the royalty is 7% of net Sales. There after the royalty is 5% of net Sales until the end of the Total Royalty Period.

Note 5 - GOING CONCERN:
         -------------

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $853,021 at July 31, 2007.

The Company has earned no revenue from operations in 2007. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to ultimately achieve profitable operation. The accompanying financial statements do not include any adjustment that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 6 - SEGMENT INFORMATION:
         -------------------

Implantable Vision, Inc. operates primarily in a single operating segment, the business of research and development into phakic intraocular lenses to capture a portion of the refractive surgical vision correction market.

Note 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:
         ---------------------------------

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007

Note 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:
         ---------------------------------

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

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

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

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007

Note 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:
         ---------------------------------

SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing asset and servicing liabilities.
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5.   Requires   separate   presentation   of  servicing   assets  and  servicing
     liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

Note 8 - NOTES PAYABLE
         -------------

In 2007 the Company issued a promissory note to an accredited investor in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note were used for working capital purposes, bearing interest of 12% per annum. As of July 31, 2007, the balance was $100,000. This party is related to the Regency Group.

The Company borrowed $4,000 from the Regency Group at 7% due July 24, 2008.

In 2007, the Company acquired some research equipment under the terms of a lease which requires monthly payments of $925 for the next 28 months.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2007

Note 9 - RELATED PARTY TRANSACTIONS:
         --------------------------

 On December 16, 2005, we entered into a Plan and Agreement of Reorganization with JIGJIG, LLC ("JIG") and its interest holders pursuant to which JIG merged with and into BT Acquisitions, Inc. a wholly-owned subsidiary of the Company, (the "JIG" transaction"). As a result of the JIG transaction, the interest holders of JIG, received 30,000,000 shares of common stock in exchange for 100% interest in JIG.

At the time of the JIG transaction, The Regency Group, the holder of 1,000,000 of the issued and outstanding shares of Series A Preferred Stock, made an additional capital contribution to the Company in the aggregate amount of $475,000, which was used to extinguish the outstanding indebtedness as of December 2005. Included in this indebtedness was approximately $285,000 in loans from Jon Elliott, the former President, Chief Executive Officer and a director of the Company. The loans were settled through a payment to Mr. Elliott in the amount of $100,000. We also re-purchased and retired to the Company treasury 300,000 shares of common stock from Mr. Elliott for am aggregate purchase price of $5,000.

Dr. George Rozakis, the President, Chief Executive Officer and a director of the Company, maintains office for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. From December 2005 until November 13, 2007, the Company has paid certain administrative expenses in the aggregate amount of approximately $180,000 associated with these offices. Wesley Whiting and Redgie Green, each former directors of the Company, received 5,000 shares of common stock as compensation for services rendered during the 2006 fiscal year.

During 2007 George Rozakis advanced the Company $4,618 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

Note 10 -- EQUITY INCENTIVE PLAN:
           ---------------------

On March 14, 2007 the Board of Directors approved an Equity Incentive Plan for the purpose of providing incentives for officers, directors, consultants and key employees to promote the success of our Company and to enhance our ability to attract and retain the services of such people. An aggregate of 3,000,000 shares of the Company's common stock are reserved for issuance under this plan, of which options to acquire 850,000 shares of common stock have been or are committed to be granted as of the date hereof to D. Verne Sharma at an exercise price of $1.19 per share. Options granted under this Plan may be either; (1) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986 or (2) non-qualified stock options.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our principal executive officer and our principal financial officer each concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of July 31, 2007.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM. Jaspers & Hall, PC, an independent registered public accounting firm, has audited the consolidated financial statements for 2007 included in this report and, as part of their audit, has issued their attestation report, included herein, (1) on our management's assessment of the effectiveness of our internal controls over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the period covered by this report, there were no changes in our company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are as follows:

         NAME         AGE     POSITION

Dr. George Rozakis    52      Chief Executive Officer, President and Director

William Rozakis       28      Chief Financial Officer and Secretary

Igor Valyunin         51      Director, Chief Scientific Officer

Jerry Kaeni           55      Director

Dr. Alex Hatsis       57      Medical Director

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

Dr. George Rozakis, William Rozakis, Jerry Kaeni and Alexander Hatsis are currently employed on a part-time basis and spend significant amounts of their time working on other business ventures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes of ownership of our common stock with the Securities and Exchange Commission. Applicable regulations also require officers, directors and greater than 10% beneficial owners to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the 2007 fiscal year.

CODE OF ETHICS

Our Board of Directors has not adopted a Code of Ethics applicable to our company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, our Board of Directors intends to adopt such a Code of Ethics during the 2008 fiscal year.

COMMITTEES OF OUR BOARD OF DIRECTORS

Due to the development stage of our company and the lack of any independent members on our Board of Directors, we have not established any separately-designated standing committees of our Board of Directors. However, we intend to establish an Audit Committee and a Compensation Committee during the 2008 fiscal year. Our entire Board of Directors currently acts as our Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to, earned by or paid to our chief executive officer ("CEO") and our four most highly compensated executive officers, whose salary and bonus exceeded $100,000 in compensation for the last two fiscal years (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

----------------------------- -------- ------------------- --------------------- ----------------
NAME AND PRINCIPAL POSITION    YEAR        SALARY ($)           ALL OTHER           TOTAL ($)
                                                            COMPENSATION (1) ($)
----------------------------- -------- ------------------- --------------------- ----------------
Dr. George Rozakis             2007       $173,780(4)          $42,000 (2)          $215,780
President and CEO              2006       $127,000             $12,000 (2)          $139,000
----------------------------- -------- ------------------- --------------------- ----------------
William Rozakis                2007       $137,475(5)               --              $137,475
Secretary and CFO              2006       $121,666                  --              $121,666
----------------------------- -------- ------------------- --------------------- ----------------
Jerry Kaeni                    2007       $228,750(6)               --              $228,750
Director                       2006        $27,500                  --               $27,500
----------------------------- -------- ------------------- --------------------- ----------------
Igor Valyunin                  2007       $135,000(7)           $3,400 (3)          $138,400
Chief Scientific Officer       2006        $85,000                  --               $85,000
----------------------------- -------- ------------------- --------------------- ----------------
Alexander Hatsis               2007       $121,438(8)               --              $121,438
Medical Director               2006        $53,109                  --               $53,109
----------------------------- -------- ------------------- --------------------- ----------------

---------------

(1) Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of our officers, directors or employees.

(2) Represents payments made to Mr. Donald Clancy by our company on behalf of Dr. Rozakis to cover the lease payments on the premises located at 240 East 47th Street, New York, NY.

(3) Represents payments made to Elias Karaklevas by our company on behalf of Mr. Valyunin to cover the lease payments on the premises located at 21-28 35th St., Astoria, NY 11105.

(4) Includes $45,129 in salary owed to Dr. Rozakis during the 2007 fiscal year that has been deferred until such time as we complete a significant financing event.

(5) Includes $11,448 in salary owed to Mr. Rozakis during the 2007 fiscal year that has been deferred until such time as we complete a significant financing event.

(6) Includes $100,000 in salary owed to Mr. Kaeni during the 2007 fiscal year that has been deferred until such time as we complete a significant financing event, and $78,250 in salary owed to Mr. Kaeni during the 2006 fiscal year that was paid to him during fiscal 2007.

(7) Includes $36,000 in salary owed to Mr. Valyunin during the 2007 fiscal year that has been deferred until such time as we complete a significant financing event, and $18,400 in salary owed to Mr. Valyunin during the 2006 fiscal year that was paid to him during fiscal 2007.

(8) Includes $46,500 in salary owed to Mr. Valyunin during the 2007 fiscal year that has been deferred until such time as we complete a significant financing event, and $21,438 in salary that was owed to Mr. Hatsis during the 2006 fiscal year that was paid to him during fiscal 2007.

STOCK OPTIONS

We did not issue any equity incentive plan awards to our Named Executive Officers during the fiscal year ended July 31, 2007, or any prior fiscal year, reportable under Rule 402(d) of Regulation S-B.

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

2007 EQUITY INCENTIVE PLAN

On March 14, 2007, our Board of Directors approved the Implantable Vision, Inc. 2007 Equity Incentive Plan (the "Plan") for the purpose of providing incentives for officers, directors, consultants and key employees to promote the success of our company, and to enhance our ability to attract and retain the services of such persons. An aggregate of 3,000,000 shares of our common stock are reserved for issuance under the Plan, of which options to acquire 850,000 shares of our common stock have been or are committed to be granted to D. Verne Sharma at an exercise price of $1.19 per share. Options granted under the Plan may be either:
(i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. The Plan also permits the grant of stock appreciation rights in connection with the grant of stock options, and the grant of restricted stock awards. Stock options and stock awards may be granted under the Plan to all of the eligible officers, directors, consultants and employees of our company. The Board of Directors administers the Plan and has the authority to determine exercise prices applicable to the options, the eligible officers, directors, consultants or employees to whom options may be granted, the number of shares of common stock subject to each option and the extent to which options may be exercisable. The Board of Directors also has the authority to determine the recipients and the terms of grants of stock appreciation rights and restricted stock awards under the Plan. In addition, the Board of Directors has the power to interpret the Plan and any agreement or instrument entered into under the Plan, to establish, amend or waive rules and regulations for the Plan administration, and to amend the terms and conditions of any outstanding stock incentives as allowed under the Plan. The Board of Directors may delegate administrative responsibility for the Plan to a Committee appointed by the Board of Directors consisting of not less than one director. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by such optionee.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth, as of November 1, 2007, the names, addresses and number of shares of our common stock beneficially owned by (i) all persons known to management to be beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each director of our company, (iii) each Named Executive Officer and (iv) all executive officers and directors of our company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):


                                    NUMBER OF SHARES                   PERCENTAGE OF
NAME AND ADDRESS OF                 BENEFICIALLY                       OUTSTANDING SHARES
BENEFICIAL OWNER                    OWNED (1)                          BENEFICIALLY OWNED (1)
---------------------------         --------------------------         ----------------------
George Rozakis                              7,021,963(2)                       21.2%
2030 47th Street, Second Floor
Astoria, New York 11105

Rozakis Family, LLC                         3,500,000(3)                       10.57%
2030 47th Street, Second Floor
Astoria, New York 11105

Rozy Ventures II                            3,044,703(4)                        9.19%
2030 47th Street, Second Floor
Astoria, New York 11105

Jerry Kaeni                                 8,666,667                          26.16%
2030 47th Street, Second Floor
Astoria, New York 11105

Igor Valyunin                               7,266,667                          21.94%
3862 South Lake Dr., # 102
St. Francis, WI 53235-5232




Alex Hatsis                                 2,000,000                           6.03%
2 Lincoln Ave., Suite 401
Rockville Centre, NY 11570

Kavouria, LLC                              2,000,000(4)                         6.03%
2030 47th Street, Second Floor
Astoria, New York 11105

William Rozakis                            5,044,703(5)                        15.23%
2030 47th Street, Second Floor
Astoria, New York 1105

The Regency Group                          1,653,053(6)                         4.99%
4600 South Ulster
Suite 975
Denver, CO 80237

All Named Executive Officers and          30,000,000                           90.56%
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

(6) The Regency Group ("Regency") owns 881,102 shares of our Series A Preferred Stock, each of which is convertible into 10 shares of our common stock. The shares of Series A Preferred Stock contain provisions known as "exercise caps," which prohibit the holder of the shares of Series A Preferred Stock from converting such shares to the extent that giving effect to such conversion, such holder would beneficially own in excess of 4.999% of our outstanding common stock. The figures set forth above reflect the operation of such exercise caps in that we have not included 8,811,017 shares of common stock issuable pursuant to such convertible shares as Regency has advised us that it does not beneficially own such shares due to the fact that it cannot exercise its right to receive such shares at this time. In the absence of such caps, Regency would have the right to receive all shares issuable upon conversion of the shares (an aggregate of 8,811,017 shares) and would have a beneficial ownership percentage of 21%.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE                                   FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS         OPTIONS, WARRANTS AND      REFLECTED IN COLUMN (A))
        PLAN CATEGORY                       (A)                        RIGHTS                         (C)
                                                                         (B)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                    0                           N/A                           0
approved by shareholders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not             850,000                       $1.19                      2,150,000
approved by shareholders
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL:                                    850,000                                                  2,150,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintained offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio. From December 2005 until November 13, 2007, our company paid certain administrative expenses in the aggregate amount of approximately $180,000 associated with these offices.

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

On July 25, 2007, we issued a promissory note to The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $4,000. The proceeds of the loan evidenced by the note was used for working capital purposes, and the note bears interest at the rate of 7% per annum. The note does not have a due date. We have not made any payments on the principal or interest due on this note.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of three members, none of whom is independent under the standards applicable to our company.

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

Audit Fees. We incurred $17,000 and $13,600 for the fiscal years ended July 31, 2006 and July 31, 2007, respectively, for audit and review services from Jaspers & Hall, PC. We incurred $3,000 and $0.00 for the fiscal years ended July 31, 2006 and July 31, 2007 for audit and review services from Michael Johnson & Co. Neither Jaspers & Hall nor Michael Johnson & Co. has performed any other services for us not expressly mentioned above.

Our Board of Directors pre-approved the engagement of Jaspers & Hall to act as our independent auditor for the fiscal year ended July 31, 2007. Our Board of Directors also pre-approved the engagement of Jaspers & Hall to provide the services described above.

Jaspers & Hall and Michael Johnson & Co. each performed all work described above with its full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on November 13, 2007.


                                         IMPLANTABLE VISION, INC.


                                         By:/s/Dr. George Rozakis
                                         ______________________________
                                         Name:    Dr. George Rozakis
                                         Title:   Chief Executive Officer


                                POWER OF ATTORNEY

Each director and/or officer of our company whose signature appears below hereby appoints Dr. George Rozakis and William Rozakis as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report of Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our company and in the capacities and on the dates stated:

SIGNATURE                                        TITLE                              DATE
---------                                        -----                              ----


/s/Dr. George Rozakis
------------------------          Chief Executive Officer, President and      November 13, 2007
Dr. George Rozakis                Director (Principal Executive Officer)


/s/William Rozakis
-------------------------         Chief Financial Officer (Principal          November 13, 2007
William Rozakis                   Financial Officer)


/s/Igor Valyunin
-------------------------         Director                                    November 13, 2007
Igor Valyunin


/s/Jerry Kaeni
-------------------------         Director                                    November 13, 2007
Jerry Kaeni

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION

2.1 Plan and Agreement of Reorganization by and between our company, BT Acquisitions, Inc. and JIGJIG, LLC, dated as of December 16, 2005 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the Commission on December 21, 2005).

2.2 Asset Purchase Agreement, dated as of June 19, 2006, by and between our company and CIBA Vision AG (incorporated herein by reference to Exhibit
         10.1 to our Current Report on Form 8-K as filed with the Commission on June 26, 2006).

3.1 Restated Articles of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-KSB as filed with the Commission on November 15, 2007).

3.2 Amendment No. 1 to the Restated Articles of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-QSB as filed with the Commission on March 21, 2007).

3.3 Amended and Restated By-laws of our company (incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-KSB as filed with the Commission on November 15, 2007).

10.1 Promissory Note from our company to Larry Cahill (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the Commission on September 22, 2006).

10.2 Employment Agreement, effective as of November 15, 2005, between our company and Igor Valyunin (incorporated herein by reference to Exhibit
         10.2 to our Annual Report on Form 10-KSB as filed with the Commission on November 15, 2006).

10.3 Employment Agreement, effective as of December 21, 2005, between our company and Dr. Alexander Hatsis (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB as filed with the Commission on November 15, 2006).

10.4 Consulting Agreement between our company and D. Verne Sharma, dated as of January 1, 2007 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the Commission on March 13, 2007).

10.5 Registration Rights Agreement, dated as of March 16, 2007, by and between our company and The Regency Group (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB as filed with the Commission on March 21, 2007).

10.6 Implantable Vision, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB as filed with the Commission on March 21, 2007).

10.7 Settlement Agreement by and between our company and Larry Cahill (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB as filed with the Commission on March 21, 2007).

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