Form 10QSB
period 2007-10-31
Implantable Vision, Inc.
filed 2007-12-17
CIK 352912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________.

                         Commission File Number 0-10315

                            IMPLANTABLE VISION, INC.
                       ---------------------------------
           (Name of small business issuer as specified in its charter)

             Utah                                        95-4091368
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    25730 Lorain Rd., North Olmsted, OH 44070
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  212-243-0721
                              -------------------
                           (Issuer's telephone number)

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

As of December 17, 2007, 33,178,422 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            IMPLANTABLE VISION, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                                     PAGE
                                                                                                      NO.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS............................................................................3

         BALANCE SHEETS - OCTOBER 31, 2007 AND JULY 31, 2007............................................3

         STATEMENTS  OF  OPERATIONS - THREE  MONTHS  ENDED  OCTOBER 31, 2007 AND
         OCTOBER 31,  2006,  AND  SEPTEMBER 1, 2005  (INCEPTION)  TO OCTOBER 31,
         2007...........................................................................................4

         STATEMENT OF SHAREHOLDERS EQUITY FOR THE PERIOD ENDED OCTOBER 31, 2007.........................5

         STATEMENT  OF CASH FLOWS - THREE  MONTHS  ENDED  OCTOBER  31,  2007 AND
         OCTOBER 31,  2006,  AND  SEPTEMBER 1, 2005  (INCEPTION)  TO OCTOBER 31,
         2007...........................................................................................6

         NOTES TO FINANCIAL STATEMENTS..................................................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION...................................................................................11

ITEM 3. CONTROLS AND PROCEDURES........................................................................15

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.......................................................................................16

SIGNATURES


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                                 Balance Sheet

                                                                                           Unaudited            Audited
                                                                                          October 31,           July 31,
                                                                                              2007                2007
                                                                                          -------------     -----------------

ASSETS:
Current Assets:
    Cash                                                                                  $        138      $          4,410
                                                                                          -------------     -----------------

        Total Current Assets                                                                       138                 4,410
                                                                                          -------------     -----------------

Fixed Assets:
     Property & Equipment                                                                      133,014               133,014
     Less Accumulated Depreciation                                                             (32,892)              (26,136)
                                                                                          -------------     -----------------

          Total Fixed Assets                                                                   100,122               106,878
                                                                                          -------------     -----------------

Other Assets:
     CIBA Patent                                                                             1,000,000             1,000,000
     Less Amortization                                                                        (105,615)              (90,909)
     Prepaid Expense                                                                             2,000                 2,000
                                                                                          -------------     -----------------

          Total Other Assets                                                                   896,385               911,091
                                                                                          -------------     -----------------

TOTAL ASSETS                                                                              $    996,645      $      1,022,379
                                                                                          =============     =================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                         $ 918,481             $ 710,217
    Accrued Interest Payable                                                                    15,561                12,491
    Note Payable - related parties                                                             104,000               104,000
    Loans Payable - related parties                                                              8,994                 4,618
    Equipment Lease                                                                             26,105                26,105
                                                                                          -------------     -----------------

        TOTAL CURRENT LIABILITIES                                                            1,073,141               857,431
                                                                                          -------------     -----------------

 Stockholders' Equity:
    Preferred Stock,  $.001 par value,  100,000,000  shares  authorized Series A
       Convertible preferred stock 1,000,000 shares
       issued and outstanding October 31 and July 31, 2007                                       1,000                 1,000
    Common stock, $.001 par value, 150,000,000 shares authorized
        33,128,022 shares issued and outstanding October 31 and                                 33,129                33,112
        33,111,215 shares issued and outstanding July 2007
    Stock to be issued                                                                           1,554                 1,554
    Subscription Receivable                                                                 (1,430,000)           (1,450,000)
    Additional Paid-In Capital                                                               5,056,055             5,026,962
    Deficit Accumulated during Development Stage                                            (3,738,234)           (3,447,680)
                                                                                          -------------     -----------------

        TOTAL STOCKHOLDERS' EQUITY                                                             (76,496)              164,948
                                                                                          -------------     -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                  $    996,645      $      1,022,379
                                                                                          =============     =================



                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                      September 1, 2005
                                             Three-Months Ended  Three-Months Ended     (Inception) to
                                                 October 31,         October 31,          October 31,
                                                -----------          -----------        ----------------
                                                   2007                 2006                 2007
                                                -----------          -----------        ----------------

REVENUE:
    Sales                                       $         -          $         -        $              -
                                                -----------          -----------        ----------------

TOTAL INCOME                                              -                    -                       -
                                                -----------          -----------        ----------------

OPERATING EXPENSES:
 Research and Development Expense                   138,007              294,571                 983,560
 Administrative Expenses                            152,553              404,592               2,755,039
                                                -----------          -----------        ----------------

TOTAL EXPENSES                                      290,560              699,163               3,738,599
                                                -----------          -----------        ----------------

NET LOSS FROM OPERATIONS                           (290,560)            (699,163)             (3,738,599)
                                                -----------          -----------        ----------------

OTHER INCOME/EXPENSES:
 Interest Income                                          6                  209                     365
                                                -----------          -----------        ----------------

NET OTHER INCOME/EXPENSES                                 6                  209                     365
                                                -----------          -----------        ----------------

NET GAIN/LOSS                                   $  (290,554)         $  (698,954)       $     (3,738,234)
                                                ===========          ===========        ================

PER SHARE INFORMATION:
 Weighted average number
 of common shares outstanding                    33,116,432           31,849,171
                                                -----------          -----------

Net Loss per common share                       $    (0.009)         $    (0.022)
                                                ===========          ===========


















                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                October 31, 2007

                                                    PREFERRED STOCK           COMMON STOCK              ISSUABLE
                                                 ----------------------   -----------------------     COMMON STOCK
                                                        SERIES A                                   ---------------------
                                                        --------
                                                 # of Shares   Amount     # of Shares    Amount    # of Shares   Amount
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - September 1, 2005                               -   $      -             -    $      -            -   $      -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Recapitalization                                  1,000,000      1,000       362,200         363            -          -
Stock issued to Directors                                 -          -        10,000          10            -          -
Stock issued for Acquisition                              -          -    30,000,000      30,000            -          -
Stock issued for cash                                     -          -     1,476,971       1,477            -          -
Subscription receivable                                   -          -             -           -    2,310,924      2,311
Net Loss for Year                                         -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - July 31, 2006                           1,000,000      1,000    31,849,171      31,850    2,310,924      2,311
                                                 -----------  ---------   -----------   ---------  -----------  ---------

Stock Options Issued                                      -          -             -           -            -          -
Stock Subscriptions Cancelled                             -          -             -           -   (1,260,504)    (1,261)
Stocks to be issued for converted note                    -          -             -           -      756,303        756
Stock Subscription Receivable                             -          -             -           -      504,202        504
Stock to be issued for accrued interest                   -          -             -           -       19,607         20
Receipt of Subscription Receivable                        -          -             -           -      168,067        168
Stock to be issued for cash                               -          -       943,977         944     (943,977)      (944)
Stock to be issued for service contract                   -          -       150,000         150            -          -
Receipt of Subscription Receivable                        -          -       168,067         168            -          -
Net Loss for Year                                         -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - July 31, 2007                           1,000,000      1,000    33,111,215      33,112    1,554,622      1,554
                                                 -----------  ---------   -----------   ---------  -----------  ---------

Stock Subscription Receivable                             -          -        16,807          17            -          -
Write off of previously recorded legacy payables
Net Loss for Period
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - October 31, 2007                        1,000,000   $  1,000    33,128,022    $ 33,129    1,554,622   $  1,554
                                                 ===========  =========   ===========   =========  ===========  =========

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                                    ADDITIONAL     DURING THE       TOTAL
                                                      SUBSCRIPTION    PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                                      RECEIVABLE      CAPITAL        STAGE         EQUITY
                                                      ------------  ------------  -------------  ------------
Balance - September 1, 2005                           $         -   $         -   $          -   $         -
                                                      ------------  ------------  -------------  ------------
Recapitalization                                                -      (476,163)             -      (474,800)
Stock issued to Directors                                       -             -              -            10
Stock issued for Acquisition                                    -       445,000              -       475,000
Stock issued for cash                                           -     1,756,118                    1,757,595
Subscription receivable                                (2,750,000)    2,747,689              -             -
Net Loss for Year                                                             -       (934,633)     (934,633)
                                                      ------------  ------------  -------------  ------------
Balance - July 31, 2006                                (2,750,000)    4,472,644       (934,633)      823,172
                                                      ------------  ------------  -------------  ------------

Stock Options Issued                                            -       345,591              -       345,591
Stock Subscriptions Cancelled                           1,500,000    (1,498,739)             -             -
Stocks to be issued for converted note                          -       899,244              -       900,000
Stock Subscription Receivable                            (600,000)      599,496              -             -
Stock to be issued for accrued interest                         -        30,712              -        30,732
Receipt of Subscription Receivable                        200,000          (168)             -       200,000
Stock to be issued for cash                                     -             -              -             -
Stock to be issued for service contract                         -       178,350              -       178,500
Receipt of Subscription Receivable                        200,000          (168)             -       200,000
Net Loss for Year                                               -             -     (2,513,047)   (2,513,047)
                                                      ------------  ------------  -------------  ------------
Balance - July 31, 2007                                (1,450,000)    5,026,962     (3,447,680)      164,948
                                                      ------------  ------------  -------------  ------------

Stock Subscription Receivable                              20,000           (17)             -        20,000
Write off of previously recorded legacy payables                         29,110                       29,110
Net Loss for Period                                                                   (290,554)     (290,554)
                                                      ------------  ------------  -------------  ------------
Balance - October 31, 2007                            $ (1,430,000) $ 5,056,055   $ (3,738,234)  $   (76,496)
                                                      ============  ============  =============  ============


                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                      Consolidated Statement of Cash Flows
                                  (Unaudited)



                                                    THREE-MONTHS ENDED  THREE-MONTHS ENDED   SEPTEMBER 1, 2005
                                                        OCTOBER 31,         OCTOBER 31,        (INCEPTION) TO
                                                        -----------         -----------          OCTOBER 31,
                                                           2007                2006                  2007
                                                        ----------          ----------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                         $ (290,554)         $ (698,954)         $(3,738,234)
     Stocks and options issued for service                      -                    -               524,101
     Stock issued for interest                                                                        30,732
     Depreciation & Amortization                           21,462                    -               138,507
     Adjustments to reconcile net loss to cash used                                                        -
        by operating activities                                                                            -
     (Increase) in prepaid expenses                             -              (10,000)               (2,000)
     (Increase) in employee advances                            -              (11,667)                    -
     (Decrease) Increase in accounts payable
                and accrued expenses                      211,334               82,819               934,042
                                                        ----------          ----------          --------------

NET CASH USED BY OPERATING ACTIVITIES                     (57,758)            (637,802)           (2,112,852)
                                                        ----------          ----------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property                                       -              (54,000)             (133,014)
     Payment for acquisition net of liabilities assumed    29,110                    -              (445,690)
     Purchase of patents                                        -                    -            (1,000,000)
                                                        ----------          ----------

NET CASH USED FOR INVESTING ACTIVITIES                     29,110              (54,000)           (1,578,704)
                                                        ----------          ----------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                -              700,000             1,100,000
     Payments on Notes Payable                                  -                                    (96,000)
     Proceeds from notes payable - related party                -                    -
     Loan for Leased Equipment                                  -                                     26,105
     Proceeds from Stock Subscriptions                     20,000                    -             2,652,595

     Proceeds from Stock Issuance                               -                    -                     -
     Proceeds from Loans from Officers                      4,376                                      8,994
                                                        ----------          ----------          --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  24,376              700,000             3,691,694
                                                        ----------          ----------          --------------

NET INCREASE IN CASH & CASH EQUIVALENTS                    (4,272)               8,198                   138

BEGINNING CASH & CASH EQUIVALENTS                           4,410               92,859                     -
                                                        ----------          ----------          --------------

ENDING CASH & CASH EQUIVALENTS                          $     138           $  101,057          $        138
                                                        ==========          ==========          ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                             $       -           $       -           $          -
                                                        ==========          ==========          ==============
     Cash paid for Income Taxes                         $       -           $       -           $          -
                                                        ==========          ==========          ==============

NON-CASH TRANSACTIONS
     Common stock issued for services                   $       -           $       -           $         10
                                                        ==========          ==========          ==============

     Common stock issued for debt conversion            $       -           $       -           $    900,000
                                                        ==========          ==========          ==============



                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2007
                                   (Unaudited)

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------------------------

ORGANIZATION:

Implantable Vision, Inc. (the Company) was incorporated on March 2, 1981 as Arrowhead Energy Corporation in the State of Utah. On December 16, 2005, the Company consummated an agreement with the members of JIGJIG, LLC ("JIGJIG"), whereby it issued 30,000,000 shares of its common stock in exchange for all of the issued and outstanding interests of JIGJIG. As a result of such transaction, JIGJIG became a wholly-owned subsidiary of the Company. The transaction was accounted for as a reverse acquisition resulting in a recapitalization of JIGJIG, and as such JIGJIG'S historical financial statements became those of the Company. The Company changed its name to Implantable Vision, Inc. in December 2005 in connection with the acquisition of JIGJIG.

JIGJIG was formed in the State of Ohio on September 1, 2005 as a holding company for the purpose of owning all intellectual property rights associated with the TP.2 Phakic Lens.

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY:

The Company has not earned any revenues from limited principal operations. Accordingly, the "Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Board Statement No. 7 (SFAS7). Among the disclosures required by SFAS7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

NET LOSS PER SHARE:

The Company has adopted Statement of Financial Standards No. 128, "Earnings Per Share" (SFAS128). Basic earnings per common share ("EFS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. During the period in which the Company has incurred a loss, dilutive securities are excluded for the calculation of earnings per share as they are anti-dilutive. At October 31, 2007 there were 400,000 options outstanding.

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2007
                                   (Unaudited)

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

PROPERTY AND EQUIPMENT:
----------------------

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

STOCK BASED COMPENSATION:
------------------------

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , "Share-Based Payment" (SFAS No. 123R). This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance and eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

OTHER COMPREHENSIVE INCOME:
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2- CAPITAL STOCK TRANSACTIONS:
        --------------------------

The authorized capital stock of the Company consists of 150,000,000 shares of common stock at $.001 par value and 100,000,000 shares of preferred stock at $.001 par value. In September 2005 the Company authorized a 1 for 10 reverse split of all common stock. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give the effects of the reverse stock split.

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2007
                                   (Unaudited)


Note 3 - PRESENTATION OF INTERIM INFORMATION:
         -----------------------------------

In the opinion of management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2007 and the results of operations and cash flows for the three-months ended October 31, 2007. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended July 31, 2007. Management believes all necessary normal adjustments have been made.

Accordingly, these unaudited financial statements should be read in conjunction with the audited financial statements and the other information also included in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

Note 4 - GOING CONCERN:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $290,554 for the three-months ended October 31, 2007. The Company has earned no revenue from operations, including the sale of any of its products, and its existing capital resources are currently insufficient for it to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The audit report prepared by the Company's independent registered public accounting firm relating to the Company's financial statements for the fiscal year ended July 31, 2007, includes an explanatory paragraph expressing the substantial doubt about the Company's ability to continue as a going concern.

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

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2007
                                   (Unaudited)

Note 5 - NOTES PAYABLE:
         -------------

In February 2007 the Company issued a promissory note to an accredited investor in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note were used for working capital purposes, bearing interest of 12% per annum. As of October 31, 2007, the balance was $100,000. This party is related to the Regency Group, the holder of the majority of the issued and outstanding shares of the Series A Preferred Stock.

The Company borrowed $4,000 from The Regency Group at 7% due July 24, 2008.

Note 6 - LOANS - RELATED PARTIES:
         -----------------------

During 2007, Dr. George Rozakis, the President, Chief Executive Officer and a director of the Company, advanced to the Company $4,618 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

In the first quarter of 2008, William Rozakis, the Chief Financial Officer of the Company advanced to the Company $1,600 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

On April 16, 2007, we entered into an equipment lease for certain research equipment, which lease requires monthly payments in the amount of approximately $925 per month for the next 28 months. Alexander Hatsis, our Medical Director, has made payments in the aggregate amount of $2,776 to the lender under the lease to satisfy our obligations thereunder. Our obligations to Mr. Hatsis are represented by a non-interest bearing note.

Note 7 - EQUITY INCENTIVE PLAN:
         ---------------------

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

Note 8 - SUBSEQUENT EVENTS
         -----------------

Subsequent to quarter's end, the Company issued an additional 50,420 shares of stock upon receipt of a $60,000 subscription pursuant to a settlement agreement entered into with an accredited investor on March 14, 2007.

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

We have begun the regulatory approval process for our first two products, our myopic TP.2 lens and our phakic refractive lens (the "PRL"), and are targeting CE mark approval for our myopic TP.2 lens approximately 12 months following the closing of an offering of our debt and/or equity securities yielding aggregate gross proceeds to our company of not less than $2,000,000 (such transaction being referred to herein as a "Financing") and U.S. Food and Drug Administration ("FDA") approval for our myopic TP.2 lens within four years after the Financing. No revenues have been generated from operations through the first quarter of the 2008 fiscal year.

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

STRATEGY.

Our strategy is to position our company to rapidly develop and commercialize worldwide a competitive portfolio of ophthalmic lens products. During the first quarter of fiscal 2008, we continued to focus on raising capital in an amount sufficient to enable us to carry out our business plan, design and test of our TP.2 platform, and establish our development, manufacturing, clinical and regulatory infrastructure. We anticipate that this focus will continue throughout our 2008 fiscal year.

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

We have initiated our CE Mark studies for our myopic TP.2 lens; however additional work may be required to achieve CE Mark approval. Also, any potential Chinese regulatory efforts will lag the CE Mark studies by approximately two quarters. We anticipate receiving a CE Mark and subsequently commercializing our myopic TP.2 lens approximately 12 months after the Financing. We expect our hyperopic TP.2 clinical trials and commercialization to lag those for our myopic TP.2 lens by two quarters. We anticipate introducing an FDA-approved product into the market within four years of the Financing.

ESTABLISHMENT   OF  OUR  DEVELOPMENT,   MANUFACTURING,   CLINICAL  &  REGULATORY
INFRASTRUCTURE.

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

GENERAL.

We have been unable to raise additional capital for the business and our development efforts have effectively ceased due to such lack of capital. The immediate acquisition of these funds is necessary for us to continue our operations, finalize development and clinical testing of our TP.2 lens and prepare for the planned international commercialization of such lens. There can be no assurance that we will be able to obtain such additional capital on terms acceptable to us, if at all.

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

During the first quarter of fiscal 2008, we expended resources on the development and clinical follow-up of our myopic and hyperopic TP.2 lens product candidates, for which we initiated clinical trials in the first quarter of the 2007 calendar year. These expenses consisted primarily of accrued salaries and payments related to development of materials. The completion of clinical trials of our TP.2 lens product candidates may require significantly greater funds than we currently have estimated in our financial projections.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2006

REVENUES. We have generated no operating revenues since our inception and do not expect significant operating revenues for the foreseeable future.

GENERAL & ADMINISTRATIVE. Our net loss for the quarter ended October 31, 2007 was $290,554 versus $698,954 in the corresponding quarter of the prior fiscal year. The decrease in net loss is primarily due to the reduction of professional fees and consultants involved in assisting management with the day-to-day operations and in travel relating to our fund raising efforts and clinical studies. In addition, virtually all of our new clinical trials have stopped due to lack of capital, further adding to the reduction in overall net loss.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from approximately $294,571 for the quarter ending October 31, 2006 to $138,007 for the quarter ending October 31, 2007 due to our lack of capital required to perform new clinical trials for our TP.2 lens platform. Research and development expenses consist primarily of salaries and related expenses for personnel, materials, supplies and clinical trials used to develop, manufacture and test of our product candidates. Research and development expenses may fluctuate from period to period due to the timing and nature of clinical trial expenditures and regulatory filings.

DEVELOPMENTS

We have almost completed the analysis of our one-year data from our clinical studies performed in the Dominican Republic during the 2007 fiscal year. The results continue to be in line with management's expectations, including acceptable endothelial cell loss, no glare or halo, excellent quality of vision and no lens-related adverse events.

FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

To date, we have financed our development stage activities primarily through private placements of equity and debt securities, and loans from our officers and directors. If we do not immediately obtain significant additional debt or equity financing, we will be required to modify our growth and operating plans, delay and/or suspend the development of our product candidates or take other actions that could adversely affect our business, prospects, operating results and financial condition.

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

On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively (the "Notes"). The proceeds of the loan evidenced by the Notes were used for working capital purposes, and each Note bears interest at the rate of 5% per annum. On March 14, 2007, we entered into a settlement agreement with this investor, pursuant to which we converted the outstanding principal and interest due on the Notes into 775,910 shares of common stock and cancelled the Notes. We also agreed in the settlement agreement to cancel the investor's Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and to issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of December 17, 2007, the investor had paid us $480,000, for which we had issued to the investor an aggregate of 403,361 shares of common stock.

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

On March 20, 2007, we amended the provisions of our Series A Preferred Stock so that each share of Series A Preferred Stock is now convertible into ten shares of our common stock . This action effectively reduced our total capitalization by 5,000,000 shares. We also amended the provisions of our Series A Preferred Stock to delete the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006, and entered into a separate registration rights agreement with the holder of our Series A Preferred Stock whereby we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares. The terms of our Series A Preferred Stock provide that no single holder of our Series A Preferred Stock may exercise such holder's conversion privilege to the extent that immediately following the conversion, such holder would be the beneficial owner of more than 4.999% of our outstanding common stock.

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

We have been unable to raise additional capital for the business and our development efforts have effectively ceased due to such lack of capital. We require the immediate acquisition of additional funds to continue our research and development efforts, to conduct clinical trials of our product candidates, and to meet our working capital requirements. If we are unable to raise additional capital immediately, we will not be able to continue the development and testing of our product candidates and will be required to revise our business plan. Any significant modification of our business plan due to a lack of funding will affect our prospects materially and adversely.

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

RELATED PARTY TRANSACTIONS

Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintained offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio from December 2005 until the third quarter of our 2007 fiscal year. Our company paid certain administrative expenses in the aggregate amount of approximately $180,000 associated with this office.

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

On April 16, 2007, we entered into an equipment lease for certain research equipment, which lease requires monthly payments in the amount of approximately $925 per month for the next 28 months. Alexander Hatsis, our Medical Director, has made payments in the aggregate amount of $2,776 to the lender under the lease to satisfy our obligations thereunder. Our obligations to Mr. Hatsis are represented by a non-interest bearing note.

ITEM 3. CONTROLS AND PROCEDURES

          (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting him to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

          (b) CHANGES IN INTERNAL CONTROLS. During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on December 17, 2007.

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

SIGNATURE                                TITLE                                                 DATE

/s/Dr. George Rozakis                    Chief Executive Officer, President and Director       December 17, 2007
---------------------------------------- (Principal Executive Officer)
Dr. George Rozakis

/s/William Rozakis                       Chief Financial Officer (Principal Accounting         December 17, 2007
---------------------------------------- Officer and Principal Financial Officer)
William Rozakis

/s/Igor Valyunin                         Director                                              December 17, 2007
----------------------------------------
Igor Valyunin

/s/Jerry Kaeni                           Director                                              December 17, 2007
----------------------------------------
Jerry Kaeni

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