Form 10QSB
period 2008-01-31
Implantable Vision, Inc.
filed 2008-03-24
CIK 352912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________.

                         Commission File Number 0-10315

                            IMPLANTABLE VISION, INC.
                             ----------------------
           (Name of small business issuer as specified in its charter)

          Utah                                       95-4091368
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                    25730 Lorain Rd., North Olmsted, OH 44070
                    (Address of principal executive offices)

                                  212-243-0721
                           (Issuer's telephone number)

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

As of March 22, 2007, 33,178,442 shares the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            IMPLANTABLE VISION, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                            PAGE
                                                                             NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

         BALANCE SHEETS - JANUARY 31, 2008 AND JULY 31, 2007...................3

         STATEMENTS  OF  OPERATIONS - THREE & SIX MONTHS ENDED
         JANUARY 31, 2008 AND JANUARY 31, 2007, and SEPTEMBER 1, 2005
         (INCEPTION) to JANUARY 31, 2008.......................................4

         STATEMENT OF SHAREHOLDERS EQUITY FOR THE PERIOD
         ENDED JANUARY 31, 2008................................................5

         STATEMENT OF CASH FLOWS - SIX MONTHS ENDED JANUARY 31, 2008
         AND JANUARY 31, 2007, AND SEPTEMBER 1, 2005 (INCEPTION)
         TO JANUARY 31, 2008...................................................6

         NOTES TO FINANCIAL STATEMENTS.........................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION.........................................................11
ITEM 3.  CONTROLS AND PROCEDURES..............................................15

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS.............................................................16

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                                            Unaudited          Audited
                                                                                            January 31,        July 31,
                                                                                              2008              2007
                                                                                          --------------    --------------

ASSETS;
Current Assets:
    Cash                                                                                  $      28,906     $       4,410
                                                                                          --------------    --------------

        Total Current Assets                                                                     28,906             4,410
                                                                                          --------------    --------------

Fixed Assets:
     Property & Equipment                                                                       133,014           133,014
     Less Accumulated Depreciation                                                              (39,648)          (26,136)
                                                                                          --------------    --------------

        Total Fixed Assets                                                                       93,366           106,878
                                                                                          --------------    --------------

Other Assets:
    CIBA Patent                                                                               1,000,000         1,000,000
    Less Amortization                                                                          (120,321)          (90,909)
    Prepaid Expense                                                                               2,000             2,000
                                                                                          --------------    --------------

        Total Other Assets                                                                      881,679           911,091
                                                                                          --------------    --------------

TOTAL ASSETS                                                                              $   1,003,951     $   1,022,379
                                                                                          ==============    ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                      $   1,131,230     $     710,217
    Accrued Interest Payable                                                                     18,631            12,491
    Notes Payable - Related Parties                                                             104,000           104,000
    Loans Payable - Related Parties                                                              11,771             4,618
    Equipment Lease                                                                              26,105            26,105
                                                                                          --------------    --------------

        TOTAL CURRENT LIABILTIES                                                              1,291,737           857,431
                                                                                          --------------    --------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                               1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding January 31, 2008 and July 31, 2007
    Common stock, $.001 par value, 150,000,000 shares authorized                                 33,179            33,112
        33,178,442 shares issued and outstanding January 31, 2008
        and 33,111,215 shares issued and outstanding July 31, 2007
     Stocks to be issued                                                                          1,554             1,554
     Subscriptions Receivable                                                                (1,370,000)       (1,450,000)
    Additional Paid-In Capital                                                                5,056,005         5,026,962
    Deficit accumulated during the development stage                                         (4,009,524)       (3,447,680)
                                                                                          --------------    --------------

        TOTAL STOCKHOLDERS' EQUITY                                                             (287,786)          164,948
                                                                                          --------------    --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                  $   1,003,951     $   1,022,379
                                                                                          ==============    ==============

                         See Accountants' Review Report
                                       3

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                  September 1, 2005
                                              Three-Months Ended            Six-Months Ended        (Inception) to
                                                  January 31,                 January 31,             January 31,
                                              2008          2007          2,008          2,007           2007
                                           -----------   -----------   ------------   -----------   --------------

REVENUE:
    Sales                                  $        -    $        -    $         -    $         -   $           -
                                           -----------   -----------   ------------   -----------   --------------

TOTAL INCOME                                        -             -              -              -
                                           -----------   -----------   ------------   -----------   --------------

OPERATING EXPENSES:
     Research and Development                 124,599       162,130        262,606        431,701       1,108,159
     Administrative Expenses                  142,006       671,734        294,559      1,101,326       2,897,045
                                           -----------   -----------   ------------   -----------   --------------

TOTAL EXPENSES                                266,605       833,864        557,165      1,533,027       4,005,204
                                           -----------   -----------   ------------   -----------   --------------

NET LOSS FROM OPERATIONS                     (266,605)     (833,864)      (557,165)    (1,533,027)     (4,005,204)
                                           -----------   -----------   ------------   -----------   --------------

OTHER INCOME/EXPENSE
    Forgiveness of Debt                         4,700             -          4,700              -           4,700
    Interest Income                               (16)            -            (21)          (209)           (380)
                                           -----------   -----------   ------------   -----------   --------------

NET OTHER INCOME/EXPENSE                        4,684             -          4,679           (209)          4,320
                                           -----------   -----------   ------------   -----------   --------------

NET GAIN/LOSS                              $ (271,289)   $ (833,864)   $  (561,844)   $(1,532,818)  $  (4,009,524)
                                           ===========   ===========   ============   ===========   ==============

PER SHARE INFORMATION:

     Weighted average number
     of common shares outstanding          33,142,271    31,849,171     33,151,680     31,849,171
                                           -----------   -----------   ------------   -----------

Net Loss per common share                  $   (0.006)   $  (0.025)    $    (0.017)   $    (0.047)
                                           ===========   ===========   ============   ===========






                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                   Statements of Shareholders Equity (Deficit)
                        For Period Ended January 31, 2008

                                                    PREFERRED STOCK           COMMON STOCK              ISSUABLE
                                                 ----------------------   -----------------------     COMMON STOCK
                                                        SERIES A                                   ---------------------
                                                        --------
                                                 # of Shares   Amount     # of Shares    Amount    # of Shares   Amount
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - September 1, 2005                               -   $      -             -    $      -            -   $      -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Recapitalization                                  1,000,000      1,000       362,200         363            -          -
Stock issued to Directors                                 -          -        10,000          10            -          -
Stock issued for Acquisition                              -          -    30,000,000      30,000            -          -
Stock issued for cash                                     -          -     1,476,971       1,477            -          -
Subscriptions receivable                                  -          -             -           -    2,310,924      2,311
Net Loss for Year                                         -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - July 31, 2006                           1,000,000      1,000    31,849,171      31,850    2,310,924      2,311
                                                 -----------  ---------   -----------   ---------  -----------  ---------

Stock Options Issued                                      -          -             -           -            -          -
Stock subscriptions cancelled                             -          -             -           -   (1,260,504)    (1,261)
Stocks to be issued for converted note                    -          -             -           -      756,303        756
Stock subscription receivable                             -          -             -           -      504,202        504
Stock to be issued for accrued interest                   -          -             -           -       19,607         20
Receipt of subscription receivable                        -          -             -           -      168,067        168
Stock to be issued for cash                               -          -       943,977         944     (943,977)      (944)
Stock to be issued for service contract                   -          -       150,000         150            -          -
Receipt of subscription receivable                        -          -       168,067         168            -          -
Net Loss for Year                                         -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - July 31, 2007                           1,000,000      1,000    33,111,215      33,112    1,554,622      1,554
                                                 -----------  ---------   -----------   ---------  -----------  ---------

Stock subscription receivable                             -          -        67,227          67            -          -
Write off of previously recorded legacy payables          -          -             -           -            -          -
Net loss for the period                                   -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - January 31, 2008                        1,000,000   $  1,000    33,178,422    $ 33,179    1,554,622   $  1,554
                                                 ===========  =========   ===========   =========  ===========  =========

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                                    ADDITIONAL     DURING THE       TOTAL
                                                      SUBSCRIPTIONS   PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                                      RECEIVABLE      CAPITAL        STAGE         EQUITY
                                                      ------------  ------------  -------------  ------------
Balance - September 1, 2005                           $         -   $         -   $          -   $         -
                                                      ------------  ------------  -------------  ------------
Recapitalization                                                -      (476,163)             -      (474,800)
Stock issued to Directors                                       -             -              -            10
Stock issued for Acquisition                                    -       445,000              -       475,000
Stock issued for cash                                           -     1,756,118                    1,757,595
Subscriptions receivable                               (2,750,000)    2,747,689              -             -
Net Loss for Year                                                             -       (934,633)     (934,633)
                                                      ------------  ------------  -------------  ------------
Balance - July 31, 2006                                (2,750,000)    4,472,644       (934,633)      823,172
                                                      ------------  ------------  -------------  ------------

Stock Options Issued                                            -       345,591              -       345,591
Stock subscriptions cancelled                           1,500,000    (1,498,739)             -             -
Stocks to be issued for converted note                          -       899,244              -       900,000
Stock subscription receivable                            (600,000)      599,496              -             -
Stock to be issued for accrued interest                         -        30,712              -        30,732
Receipt of subscription receivable                        200,000          (168)             -       200,000
Stock to be issued for cash                                     -             -              -             -
Stock to be issued for service contract                         -       178,350              -       178,500
Receipt of subscription receivable                        200,000          (168)             -       200,000
Net Loss for Year                                               -             -     (2,513,047)   (2,513,047)
                                                      ------------  ------------  -------------  ------------
Balance - July 31, 2007                                (1,450,000)    5,026,962     (3,447,680)      164,948
                                                      ------------  ------------  -------------  ------------

Stock subscription receivable                              80,000           (67)             -        80,000
Write off of previously recorded legacy payables                -        29,110              -        29,110
Net loss for the period                                         -             -       (561,844)     (561,844)
                                                      ------------  ------------  -------------  ------------
Balance - January 31, 2008                            $(1,370,000)  $ 5,056,005   $ (4,009,524)  $  (287,786)
                                                      ============  ============  =============  ============

                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                 Indirect Method


                                                                                                           September 1, 2005
                                                                                Six-Months Ended             (Inception) to
                                                                                   January 31,                 January 31,
                                                                               2008           2007                2008
                                                                            ------------   ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                                              $ (561,844)    $(1,532,818)      $ (4,009,524)
     Issuance of stock options for compensation                                       -         327,500            524,101
     Stock issued for interest                                                        -               -             30,732
     Depreciation and amortization                                               42,924           9,912            165,969
     Adjustments to reconcile net loss to cash used
        by operating activities
     Increase in prepaid expenses                                                     -               -             (2,000)
     (Increase) in employee advances                                                  -         (11,667)                 -
     Increase in accounts payable and accrued expenses                          427,153         452,326          1,169,967
                                                                            ------------   ------------      -------------

NET CASH USED BY OPERATING ACTIVITIES                                           (91,767)       (754,747)        (2,120,755)
                                                                            ------------   ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property                                                             -         (54,000)          (133,014)
     Payment for acquisition net of liabilities assumed                          29,110               -           (445,690)
     Purchase of patents                                                              -               -         (1,000,000)
                                                                            ------------   ------------      -------------

NET CASH USED FOR INVESTING ACTIVITIES                                           29,110         (54,000)        (1,578,704)
                                                                            ------------   ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable                                                      -         700,000          1,100,000
     Payment on notes payable                                                         -               -            (96,000)
     Proceeds from notes paybale - related parties                                    -          16,285                  -
     Proceeds from loans from officers                                            7,153               -             11,770
     Proceeds from stock subscriptions                                           80,000               -          2,712,595
     Proceeds from stock issuance                                                     -               -                  -
                                                                            ------------   ------------      -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        87,153         716,285          3,728,365
                                                                            ------------   ------------      -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                          24,496        (92,462)             28,906

BEGINNING CASH & CASH EQUIVALENTS                                                 4,410         92,859                   -
                                                                            ------------   ------------      -------------

ENDING CASH & CASH EQUIVALENTS                                              $    28,906    $       397       $      28,906
                                                                            ============   ============      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                 $         -    $        -        $           -
                                                                            ============   ============      =============
     Cash paid for Income Taxes                                             $         -    $        -        $           -
                                                                            ============   ============      =============

NON-CASH TRANSACTIONS
     Common stock issued for services                                       $         -    $        -        $          10
                                                                            ============   ============      =============






                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2008
                                   (Unaudited)

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------------------------

ORGANIZATION:

Implantable Vision, Inc. (the "Company") was incorporated on March 2, 1981 as Arrowhead Energy Corporation in the State of Utah. On December 16, 2005, the Company consummated an agreement with the members of JIGJIG, LLC ("JIG"), whereby it issued 30,000,000 shares of its common stock in exchange for all of the issued and outstanding interest of JIGJIG. As a result of such transaction, JIGJIG became a wholly-owned subsidiary of the Company. The transaction was accounted for as a reverse acquisition resulting in the recapitalization of JIGJIG, and as such, JIGJIG'S historical financial statements became those of the Company. The Company changed its name to Implantable Vision, Inc. in December 2005 in connection with the acquisition of JIGJIG.

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

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2008
                                   (Unaudited)


NET LOSS PER SHARE:

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS128). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. During period in which the Company has incurred a loss, dilutive securities are excluded for the calculation of earnings per share as they are anti-dilutive. At January 31, 2008 there were 400,000 options outstanding.

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

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2008
                                   (Unaudited)


Note 2- CAPITAL STOCK TRANSACTIONS:
        --------------------------

The authorized capital stock of the Company is 150,000,000 shares of common stock at $.001 par value and 100,000,000 shares of preferred stock at $.001 par value. In September 2005 the Company authorized a 1 for 10 reverse split of all common stock. All shares and per share amounts have been retroactively adjusted to give the effects of the revere stock split.

Note 3 - PRESENTATION OF INTERIM INFORMATION:
         -----------------------------------

In the opinion of management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2008 and the results of operations and cash flows for the six-months ended January 31, 2008. Interim results are not necessarily indicative of results for a full year.

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

Note 4 - GOING CONCERN:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $561,844 for the six-months ended January 31, 2008. The Company has earned no revenue from operations, including the sale of any of its products, and its existing capital resources are currently insufficient for it to continue it operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The audit report prepared by the Company's independent registered public accounting firm relating to the Company's financial statements for the fiscal year ended July 31, 2007 includes an explanatory paragraph expressing the substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Consequently, the Company is actively working to obtain short and long-term additional capital through various financial options. However, the Company does not have any financing commitments at this time. There can be no assurance that financing will be available to the Company on favorable terms or at all. If the Company raises capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties.

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2008
                                   (Unaudited)

Note 5- NOTES PAYABLE
        -------------

In February 2007 the Company issued a promissory note to an accredited investor in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note were used for working capital purposes, bearing interest of 12% per annum. As of January 31, 2008, the balance was $100,000. This party is related to the Regency Group, the holder of the majority of the issued and outstanding shares of the Series A Preferred Stock.

The Company borrowed $4,000 from the Regency Group at 7% due July 24, 2008.

Note 6 - LOANS - RELATED PARTIES:
         -----------------------

During 2007, Dr. George Rozakis, the President, Chief Executive Officer and a director of the Company, advanced the Company $4,618 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

In the first half of 2008, William Rozakis, the Chief Financial Officer of the Company, advanced the Company $4,177 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

On April 16, 2007, we entered into an equipment lease for certain research equipment, which lease requires month payments in the amount of approximately $925 per month for the next 25 months. Alexander Hatsis, our Medical Director, has made payments in the aggregate amount of $5,552 to the lender under the lease to satisfy our obligations thereunder. Our obligations to Mr. Hatsis are represented by a non-interest bearing note.

Note 7-- EQUITY INCENTIVE PLAN:
         ----------------------

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

We have begun the regulatory approval process for our first two products, our myopic TP.2 lens and our phakic refractive lens (the "PRL"), and are targeting CE mark approval for our myopic TP.2 lens approximately 12 months following the closing of an offering of our debt and/or equity securities yielding aggregate gross proceeds to our company of not less than $2,000,000 (such transaction being referred to herein as a "Financing") and U.S. Food and Drug Administration ("FDA") approval for our myopic TP.2 lens within four years after the Financing. No revenues have been generated from operations through the second quarter of the 2008 fiscal year.

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

STRATEGY.

Our strategy is to position our company to rapidly develop and commercialize worldwide a competitive portfolio of ophthalmic lens products. During the second quarter of fiscal 2008, we continued to focus on raising capital in an amount sufficient to enable us to carry out our business plan, design and test our TP.2 platform, and establish our development, manufacturing, clinical and regulatory infrastructure. We anticipate that this focus will continue throughout our 2008 fiscal year.

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

We have initiated our CE Mark studies for our myopic TP.2 lens; however additional work will be required to achieve CE Mark approval. Also, we anticipate that any Chinese regulatory efforts will lag the CE Mark studies by at least two quarters. We anticipate receiving a CE Mark and subsequently commercializing our myopic TP.2 lens in those areas covered by the CE Mark approximately 12 months after the Financing. We expect our hyperopic TP.2 clinical trials and commercialization to lag those for our myopic TP.2 lens by at least two quarters. We anticipate introducing an FDA-approved product into the market within four years of the Financing. However, there can be no assurance that any of our product candidates will ever be approved by the FDA or any foreign regulatory agencies.

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

Assuming we complete a Financing in the near term, during the 2008 fiscal year, we plan to establish our regulatory infrastructure for our product candidates in an effort to achieve regulatory approvals and subsequent commercialization in select markets by the fourth quarter of calendar year 2008.

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

We face intense competition from the providers of other vision correction techniques, including providers of LASIK and companies that market alternative intraocular lens products, including Staar Surgical Company, Advanced Medical Optics, Inc. and Alcon Laboratories, Inc. These latter three companies, each of which is much larger and better financed than our company, could capture a large portion of the vision correction market with their posterior and anterior chamber lenses, which lenses have been available in the U.S. and European markets since 2004 and 2005, respectively. We believe our proprietary lens technology offers several advantages over these alternative lens products in terms of lens design, vision quality and simplicity/safety of surgical procedure.

ACCOUNTING FOR RESEARCH AND DEVELOPMENT PROJECTS.

Our major research and development projects relate to the refinement of our lens platform technology for the development of myopic, hyperopic, astigmatic and possibly multifocal and/or accommodating lens product candidates, and the investigation of novel lens materials for improved optical quality and manufacturing efficiencies.

During the second quarter of fiscal 2008, we expended resources on the development and clinical follow-up of our myopic and hyperopic TP.2 lens product candidates, for which we initiated clinical trials in the first quarter of the 2007 calendar year. These expenses consisted primarily of accrued salaries and payments related to material development. The completion of clinical trials of our TP.2 lens product candidates will require significantly greater resources than we currently have available, and may require significantly greater funds than we currently have estimated in our financial projections.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2008 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2007

REVENUES. We have generated no operating revenues since our inception and do not expect to generate significant operating revenues for the foreseeable future.

GENERAL & ADMINISTRATIVE. Our net loss for the quarter ended January 31, 2008 was $146,706 versus $671,734 in the corresponding quarter of the prior fiscal year. The decrease in net loss is primarily due to the reduction of professional fees and consultants involved in assisting management with our day-to-day operations and in travel relating to our fund raising efforts and clinical studies. In addition, virtually all of our new clinical trials have stopped due to lack of capital, further reducing our overall net loss.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from approximately $162,130 for the quarter ending January 31, 2007 to $138,007 for the quarter ending January 31, 2008 due to our lack of capital required to perform new clinical trials for our TP.2 lens platform. Research and development expenses consist primarily of salaries and related expenses for personnel, patent expenses, materials, supplies and clinical trials used to develop, manufacture and test our product candidates. Research and development expenses may fluctuate from period to period due to the timing and nature of clinical trial expenditures and regulatory filings.

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

On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively (the "Notes"). The proceeds of the loan evidenced by the Notes were used for working capital purposes, and each Note bears interest at the rate of 5% per annum. On March 14, 2007, we entered into a settlement agreement with this investor, pursuant to which we converted the outstanding principal and interest due on the Notes into 775,910 shares of common stock and cancelled the Notes. We also agreed in the settlement agreement to cancel the investor's Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and to issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of March 14, 2008, the investor had paid us $480,000, for which we had issued to the investor an aggregate of 403,361 shares of common stock.

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

On March 20, 2007, we amended the provisions of our Series A Preferred Stock so that each share of Series A Preferred Stock is now convertible into ten shares of our common stock. This action effectively reduced our total capitalization by 5,000,000 shares. We also amended the provisions of our Series A Preferred Stock to delete the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006, and entered into a separate registration rights agreement with the holder of our Series A Preferred Stock whereby we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares. The terms of our Series A Preferred Stock provide that no single holder of our Series A Preferred Stock may exercise such holder's conversion privilege to the extent that immediately following the conversion, such holder would be the beneficial owner of more than 4.999% of our outstanding common stock.

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

In the first half of 2008, William Rozakis, the Chief Financial Officer of the Company, advanced to the Company $4,177 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

On April 16, 2007, we entered into an equipment lease for certain research equipment, which lease requires monthly payments in the amount of approximately $925 per month for the next 28 months. Alexander Hatsis, our Medical Director, has made payments in the aggregate amount of $5,552 to the lender under the lease to satisfy our obligations thereunder. Our obligations to Mr. Hatsis are represented by a non-interest bearing note.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on March 24, 2008.

                            IMPLANTABLE VISION, INC.


                            By:/s/George Rozakis
                            ______________________________
                            Name: Dr. George Rozakis
                            Title:   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

SIGNATURE                                TITLE                                                 DATE



/s/George Rozakis                        Chief Executive Officer, President and Director       March 24, 2008
---------------------------------------- (Principal Executive Officer)
Dr. George Rozakis

/s/Bill Rozakis                          Chief Financial Officer (Principal Accounting         March 24, 2008
---------------------------------------- Officer and Principal Financial Officer)
Bill Rozakis

/s/Igor Valyunin                         Director                                              March 24, 2008
----------------------------------------
Igor Valyunin

/s/Jerry Kaeni                           Director                                              March 24, 2008
----------------------------------------
Jerry Kaeni

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
  NO.
--------- ----------------------------------------------------------------------
     31.1 Certification of our Chief Executive Officer, Dr. George Rozakis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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