Form 10QSB
period 2008-04-30
Implantable Vision, Inc.
filed 2008-06-23
CIK 352912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2008

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

As of June 23, 2008, 33,178,442 shares the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            IMPLANTABLE VISION, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                                                PAGE
                                                                                                                 NO.
PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS...............................................................................3

                BALANCE SHEETS - APRIL 30, 2008 AND JULY 31, 2007.................................................3

                STATEMENTS OF OPERATIONS - THREE & NINE MONTHS ENDED APRIL 30, 2008 AND
                APRIL 30, 2007, AND SEPTEMBER 1, 2005 (INCEPTION) TO APRIL 30, 2008...............................4

                STATEMENT OF SHAREHOLDERS EQUITY FOR THE PERIOD ENDED APRIL 30, 2008..............................5

                STATEMENT  OF CASH FLOWS - NINE  MONTHS  ENDED APRIL 30, 2008 AND APRIL
                30, 2007, AND SEPTEMBER 1, 2005 (INCEPTION) TO APRIL 30, 2008.....................................6

                NOTES TO FINANCIAL STATEMENTS.....................................................................7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION......................................................................................10

ITEM 3.        CONTROLS AND PROCEDURES...........................................................................14

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS..........................................................................................15

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                                 Balance Sheet

                                                                                             Unaudited          Audited
                                                                                             April 30,          July 31,
                                                                                               2008              2007
                                                                                           --------------    --------------
ASSETS;
Current Assets:
    Cash                                                                                   $       2,560     $       4,410
                                                                                           --------------    --------------

        Total Current Assets                                                                       2,560             4,410
                                                                                           --------------    --------------

Fixed Assets:
     Property & Equipment                                                                        133,014           133,014
     Less Accumulated Depreciation                                                               (46,404)          (26,136)
                                                                                           --------------    --------------

          Total Fixed Assets                                                                      86,610           106,878
                                                                                           --------------    --------------

Other Assets:
    CIBA Patent                                                                                1,000,000         1,000,000
    Prepaid Expense                                                                                2,000             2,000
                                                                                           --------------    --------------

        Total Other Assets                                                                     1,002,000         1,002,000
                                                                                           --------------    --------------

TOTAL ASSETS                                                                               $   1,091,170     $   1,113,288
                                                                                           ==============    ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                       $   1,320,180     $     710,217
    Accrued Interest Payable                                                                      21,701            12,491
    Notes Payable - Related Parties                                                              104,000           104,000
    Loans Payable - Related Parties                                                               13,611             4,618
    Equipment Lease                                                                               26,105            26,105
                                                                                           --------------    --------------

        TOTAL CURRENT LIABILTIES                                                               1,485,597           857,431
                                                                                           --------------    --------------

 Stockholders Equity:
    Preferred Stock, $.001 par value, 100,000,000 shares authorized                                1,000             1,000
       Series A Convertible preferred stock 1,000,000 shares
       issued and outstanding April 30, 2008 and July 31, 2007
    Common stock, $.001 par value, 150,000,000 shares authorized                                  33,179            33,112
        33,178,442 shares issued and outstanding April 30, 2008
        and 33,111,215 shares issued and outstanding July 31, 2007
     Stock to be issued                                                                            1,554             1,554
     Subscriptions Receivable                                                                 (1,370,000)       (1,450,000)
    Additional Paid-In Capital                                                                 5,056,005         5,026,962
    Deficit accumulated during the development stage                                          (4,116,165)       (3,356,771)
                                                                                           --------------    --------------

        TOTAL STOCKHOLDERS' EQUITY                                                              (394,427)          255,857
                                                                                           --------------    --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                   $   1,091,171     $   1,113,288
                                                                                           ==============    ==============

                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                  September 1, 2005
                                              Three-Months Ended           Nine-Months Ended        (Inception) to
                                                  April 30,                   April 30,                April 30,
                                              2008          2007          2008           2007           2008
                                           -----------   -----------   ------------   -----------   --------------

REVENUE:
    Sales                                  $        -    $        -    $         -    $        -    $          -
                                           -----------   -----------   ------------   -----------   --------------

TOTAL INCOME                                        -             -              -             -               -
                                           -----------   -----------   ------------   -----------   --------------

OPERATING EXPENSES:
     Research and Development                 112,000       146,331        374,605       578,032       1,220,158
     Administrative Expenses                  114,965       258,533        389,514     1,350,296       2,901,091
                                           -----------   -----------   ------------   -----------   --------------

TOTAL EXPENSES                                226,965       404,864        764,119     1,928,328       4,121,249
                                           -----------   -----------   ------------   -----------   --------------

NET LOSS FROM OPERATIONS                     (226,965)     (404,864)      (764,119)   (1,928,328)     (4,121,249)
                                           -----------   -----------   ------------   -----------   --------------

OTHER INCOME/EXPENSE
    Forgiveness of Debt                             -             -          4,700             -           4,700
    Interest Income                                 3            16             25           225             384
                                           -----------   -----------   ------------   -----------   --------------

NET OTHER INCOME/EXPENSE                            3            16          4,725           225           5,084
                                           -----------   -----------   ------------   -----------   --------------

NET GAIN/LOSS                              $ (226,962)   $ (404,848)   $  (759,394)  $(1,928,103)   $ (4,116,165)
                                           ===========   ===========   ============   ===========   ==============

PER SHARE INFORMATION:

     Weighted average number
     of common shares outstanding          33,178,442    31,849,171     33,178,442    31,849,171
                                           -----------   -----------   ------------   -----------

Net Loss per common share - basic          $   (0.01)    $    (0.01)   $     (0.02)   $    (0.06)
                                           ===========   ===========   ============   ===========











                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
            Consolidated Statements of Shareholders Equity (Deficit)
                         For Period Ended April 30, 2008

                                                    PREFERRED STOCK           COMMON STOCKS             ISSUABLE
                                                 ----------------------   -----------------------     COMMON STOCKS
                                                        SERIES A                                   ---------------------
                                                        --------
                                                 # of Shares   Amount     # of Shares    Amount    # of Shares   Amount
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - September 1, 2005                               -   $      -             -    $      -            -   $      -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Recapitalization                                  1,000,000      1,000       362,200         363            -          -
Stock issued to Directors                                 -          -        10,000          10            -          -
Stock issued for Acquisition                              -          -    30,000,000      30,000            -          -
Stock issued for cash                                     -          -     1,476,971       1,477            -          -
Subscriptions receivable                                  -          -             -           -    2,310,924      2,311
Net Loss for Year                                         -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - July 31, 2006                           1,000,000      1,000    31,849,171      31,850    2,310,924      2,311
                                                 -----------  ---------   -----------   ---------  -----------  ---------

Stock Options Issued                                      -          -             -           -            -          -
Stock subscriptions cancelled                             -          -             -           -   (1,260,504)    (1,261)
Stocks to be issued for converted note                    -          -             -           -      756,303        756
Stock subscription receivable                             -          -             -           -      504,202        504
Stock to be issued for accrued interest                   -          -             -           -       19,607         20
Receipt of subscription receivable                        -          -             -           -      168,067        168
Stock to be issued for cash                               -          -       943,977         944     (943,977)      (944)
Stock to be issued for service contract                   -          -       150,000         150            -          -
Receipt of subscription receivable                        -          -       168,067         168            -          -
Net Loss for Year                                         -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - July 31, 2007                           1,000,000   $   1,000    33,111,215   $  33,112    1,554,622      1,554
                                                 -----------  ---------   -----------   ---------  -----------  ---------

Stock subscription receivable                             -          -        67,227          67            -          -
Write off of previously recorded legacy payables          -          -             -           -            -          -
Net loss for the period                                   -          -             -           -            -          -
                                                 -----------  ---------   -----------   ---------  -----------  ---------
Balance - April 30, 2008                          1,000,000   $  1,000    33,178,422    $ 33,179    1,554,622   $  1,554
                                                 ===========  =========   ===========   =========  ===========  =========

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                                    ADDITIONAL     DURING THE       TOTAL
                                                      SUBSCRIPTIONS   PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                                      RECEIVABLE      CAPITAL        STAGE         EQUITY
                                                      ------------  ------------  -------------  ------------
Balance - September 1, 2005                           $         -   $         -   $          -   $         -
                                                      ------------  ------------  -------------  ------------
Recapitalization                                                -      (476,163)             -      (474,800)
Stock issued to Directors                                       -             -              -            10
Stock issued for Acquisition                                    -       445,000              -       475,000
Stock issued for cash                                           -     1,756,118                    1,757,595
Subscriptions receivable                               (2,750,000)    2,747,689              -             -
Net Loss for Year                                                             -       (934,633)     (934,633)
                                                      ------------  ------------  -------------  ------------
Balance - July 31, 2006                                (2,750,000)    4,472,644       (934,633)      823,172
                                                      ------------  ------------  -------------  ------------

Stock Options Issued                                            -       345,591              -       345,591
Stock subscriptions cancelled                           1,500,000    (1,498,739)             -             -
Stocks to be issued for converted note                          -       899,244              -       900,000
Stock subscription receivable                            (600,000)      599,496              -             -
Stock to be issued for accrued interest                         -        30,712              -        30,732
Receipt of subscription receivable                        200,000          (168)             -       200,000
Stock to be issued for cash                                     -             -              -             -
Stock to be issued for service contract                         -       178,350              -       178,500
Receipt of subscription receivable                        200,000          (168)             -       200,000
Net Loss for Year                                               -             -     (2,422,138)   (2,422,138)
                                                      ------------  ------------  -------------  ------------
Balance - July 31, 2007                              $ (1,450,000)  $ 5,026,962     (3,356,771)      255,857
                                                      ------------  ------------  -------------  ------------

Stock subscription receivable                              80,000           (67)             -        80,000
Write off of previously recorded legacy payables                -        29,110              -        29,110
Net loss for the period                                         -             -       (759,394)     (759,394)
                                                      ------------  ------------  -------------  ------------
Balance - April 30, 2008                              $(1,370,000)  $ 5,056,005   $ (4,116,165)  $  (394,427)
                                                      ============  ============  =============  ============

                         See Accountant's Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)



                                                                                           September 1, 2005
                                                                      Nine Months Ended     (Inception) to
                                                                         April 30,             April 30,
                                                                    2008          2007            2008
                                                                  ----------   -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (Loss)                                                  $ (759,393)  $ (1,901,299)   $ (4,116,164)
     Issuance of stock options for compensation                           -        349,909         524,101
     Stock issued for interest                                            -              -          30,732
     Depreciation and amortization                                    20,268  $     14,868          46,404
     Adjustments to reconcile net loss to cash used
        by operating activities
     Increase in prepaid expenses                                          -       (10,000)         (2,000)
     (Increase) in employee advances                                       -             -               -
     Increase in accounts payable and accrued expenses               619,173       493,833       1,341,881
                                                                  ----------   -----------     -----------

NET CASH USED BY OPERATING ACTIVITIES                               (119,952)   (1,052,689)     (2,175,046)
                                                                  ----------   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property                                                  -       (90,000)       (133,014)
     Payment for acquisition net of liabilities assumed               29,110             -        (445,690)
     Purchase of patents                                                   -             -      (1,000,000)
                                                                  ----------   -----------     -----------

NET CASH USED FOR INVESTING ACTIVITIES                                29,110       (90,000)     (1,578,704)
                                                                  ----------   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital Investment - Stocks to be Issued                           (757)            -               -
     Proceeds from notes payable                                     900,000             -       1,100,000
     Payment on notes payable                                       (100,000)            -         (96,000)
     Proceeds from Loans for Leased Equipment                                                       26,105
     Proceeds from notes payable - related parties                     4,618             -           4,618
     Proceeds from loans from officers                                 8,993                         8,993
     Proceeds from stock subscriptions                                80,000       200,000       2,712,595
     Proceeds from stock issuance                                          -       376,590               -
                                                                  ----------   -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             88,993     1,380,451       3,756,311
                                                                  ----------   -----------     -----------
NET INCREASE IN CASH & CASH EQUIVALENTS                               (1,850)      237,762           2,560

BEGINNING CASH & CASH EQUIVALENTS                                      4,410        92,859               -
                                                                  ----------   -----------     -----------

ENDING CASH & CASH EQUIVALENTS                                    $    2,560   $   330,621     $     2,560
                                                                  ==========   ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                       $        -   $         -
                                                                  ==========   ===========     ===========
     Cash paid for Income Taxes                                   $        -   $         -
                                                                  ==========   ===========     ===========

NON-CASH TRANSACTIONS
     Common stock issued for services                             $       -    $         -     $        10
                                                                  ==========   ===========     ===========

     Common stock issued for debt conversion                                                   $   900,000
                                                                                               ===========

                         See Accountants' Review Report

                            IMPLANTABLE VISION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008
                                   (Unaudited)

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------------------------

ORGANIZATION:

Implantable Vision, Inc. (the "Company") was incorporated on March 2, 1981 as Arrowhead Energy Corporation in the State of Utah. On December 16, 2005, the Company consummated an agreement with the members of JIGJIG, LLC ("JIG"), whereby it issued 30,000,000 shares of its common stock in exchange for all of the issued and outstanding interests in JIGJIG. As a result of such transaction, JIGJIG became a wholly-owned subsidiary of the Company. The transaction was accounted for as a reverse acquisition resulting in the recapitalization of JIGJIG, and as such, JIGJIG'S historical financial statements became those of the Company. The Company changed its name to Implantable Vision, Inc. in December 2005 in connection with the acquisition of JIGJIG.

JIGJIG was formed in the State of Ohio on September 1, 2005 as a holding company for the purpose of owning all of the intellectual property rights associated with the TP.2 lens.

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY:

The Company has not earned any revenues from limited principal operations. Accordingly, the "Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

NET LOSS PER SHARE:

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. During the period in which the Company has incurred a loss, dilutive securities are excluded for the calculation of earnings per share as they are anti-dilutive. At April 30, 2008 there were 400,000 options outstanding.

INTANGIBLE ASSETS:

We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments that are performed annually. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets.

PROPERTY AND EQUIPMENT:

Equipment and property are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life. Maintenance and repairs are charged to operations as incurred.

STOCK BASED COMPENSATION:

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", (SFAS No. 123R) This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide services in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance and eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

OTHER COMPREHENSIVE INCOME:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2- CAPITAL STOCK TRANSACTIONS:
        --------------------------

The authorized capital stock of the Company consists of 150,000,000 shares of common stock at $.001 par value and 100,000,000 shares of preferred stock at $.001 par value. In September 2005 the Company authorized a 1 for 10 reverse split of all common stock. All shares and per share amounts have been retroactively adjusted to give effect to the revere stock split.

Note 3 - PRESENTATION OF INTERIM INFORMATION:
         -----------------------------------

In the opinion of management, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2008 and the results of operations and cash flows for the nine-months ended April 30, 2008. Interim results are not necessarily indicative of results for a full year.

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

Note 4 - GOING CONCERN:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $759,394 for the nine-months ended April 30, 2008. The Company has earned no revenue from operations, including from the sale of any of its products, and its existing capital resources are currently insufficient for it to continue it operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The audit report prepared by the Company's independent registered public accounting firm relating to the Company's financial statements for the fiscal year ended July 31, 2007 includes an explanatory paragraph expressing the substantial doubt about the Company's ability to continue as a going concern.

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

Note 5- NOTES PAYABLE
        -------------

On February 1, 2007, the Company issued a promissory note bearing interest at 12% per annum to an accredited investor in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note were used for working capital purposes. As of April 30, 2008, the outstanding principal balance on the note was $100,000. The investor to whom the note was issued is related to The Regency Group, the holder of the majority of the issued and outstanding shares of the Series A Preferred Stock.

On July 25, 2007, the Company issued a promissory note bearing interest at 7% per annum to an accredited investor in the aggregate principal amount of $4,000. The proceeds of the loan evidenced by the note were used for working capital purposes. The investor to whom the note was issued is related to The Regency Group, the holder of the majority of the issued and outstanding shares of the Series A Preferred Stock. The principal and interest on the note are due and payable on July 24, 2008.

Note 6 - LOANS - RELATED PARTIES:
         -----------------------

During 2007, Dr. George Rozakis, the President, Chief Executive Officer and a director of the Company, advanced the Company $4,618 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

During the first half of 2008, William Rozakis, the Chief Financial Officer and Secretary of the Company, advanced to the Company $4,177 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

On April 16, 2007, we entered into an equipment lease for certain research equipment, which lease requires monthly payments in the amount of approximately $925 for the term of the lease. Alexander Hatsis, our Medical Director, has made payments in the aggregate amount of $7,393 to the lender under the lease to satisfy our obligations thereunder. Our obligations to Mr. Hatsis are represented by a non-interest bearing note.

Note 7- EQUITY INCENTIVE PLAN:
        ---------------------

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

We have begun the regulatory approval process for our first two products, our myopic TP.2 lens and our phakic refractive lens (the "PRL"), and are targeting CE mark approval for our myopic TP.2 lens approximately 12 months following the closing of an offering of our debt and/or equity securities yielding aggregate gross proceeds to our company of not less than $2,000,000 (such transaction being referred to herein as a "Financing") and U.S. Food and Drug Administration ("FDA") approval for our myopic TP.2 lens within four years after the Financing. No revenues have been generated from operations through the third quarter of the 2008 fiscal year.

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

STRATEGY.

Our strategy is to position our company to rapidly develop and commercialize worldwide a competitive portfolio of ophthalmic lens products. During the third quarter of fiscal 2008, we continued to focus on raising capital in an amount sufficient to enable us to carry out our business plan, design and test our TP.2 platform, and establish our development, manufacturing, clinical and regulatory infrastructure. We anticipate that this focus will continue throughout our 2008 fiscal year.

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

We have initiated our CE Mark studies for our myopic TP.2 lens; however, additional work will be required to achieve CE Mark approval. Also, we anticipate that the receipt of approvals for our TP.2 lens from Chinese regulatory authorities will lag the CE Mark studies by at least two quarters. We anticipate receiving a CE Mark and subsequently commercializing our myopic TP.2 lens in those areas covered by the CE Mark approximately 12 months after the Financing. We expect our hyperopic TP.2 clinical trials and commercialization to lag those for our myopic TP.2 lens by at least two quarters. We anticipate introducing an FDA-approved product into the market within four years of the Financing. However, there can be no assurance that any of our product candidates will ever be approved by the FDA or any foreign regulatory agencies.

ESTABLISHMENT   OF  OUR  DEVELOPMENT,   MANUFACTURING,   CLINICAL  &  REGULATORY
INFRASTRUCTURE.

Our strategy is to establish the development, manufacturing and clinical infrastructure required to bring our TP.2 lens and future product candidates from inception to a final design ready for clinical trials. In September 2006, we received an export permit from the FDA to allow for lens implantation and clinical testing in the Dominican Republic. We plan to establish additional investigative sites for other clinical trial locations in preparation for our CE Mark Studies. We believe this clinical infrastructure not only facilitates the clinical testing process, but provides us with an investigator network that is prepared to rapidly recruit patients and efficiently perform our clinical trials.

Assuming we complete a Financing during the 2008 fiscal year, we plan to establish our regulatory infrastructure for our product candidates in an effort to achieve regulatory approvals and subsequent commercialization in select markets within 12 months of the Financing.

GENERAL.

We have been unable to raise additional capital for the business and our development efforts have effectively ceased due to such lack of capital. The immediate acquisition of these funds is necessary for us to continue our operations, finalize development and clinical testing of our TP.2 lens and prepare for the international commercialization of such lens. There can be no assurance that we will be able to obtain such additional capital on terms acceptable to us, if at all. If we do not raise additional capital for our business, we will be forced to discontinue our operations.

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

ACCOUNTING FOR RESEARCH AND DEVELOPMENT PROJECTS.

During the third quarter of fiscal 2008, our expenses consisted primarily of accrued salaries and payments related to material development. The completion of clinical trials of our TP.2 lens product candidate will require significantly greater resources than we currently have available, and may require significantly greater funds than we currently have estimated in our financial projections.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2008 COMPARED TO THREE MONTHS ENDED APRIL 30, 2007

REVENUES. We have generated no operating revenues since our inception and do not expect to generate significant operating revenues for the foreseeable future.

GENERAL & ADMINISTRATIVE. Our net loss for the quarter ended April 30, 2008 was $226,962 versus $404,848 in the corresponding quarter of the prior fiscal year. The decrease in net loss is primarily due to the reduction of professional fees and consultants involved in assisting management with our day-to-day operations and in travel relating to our fund raising efforts and clinical studies. In addition, virtually all of our new clinical trials have stopped due to lack of capital, further reducing our overall net loss.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased from approximately $146,331 for the quarter ending April 30, 2007 to $112,000 for the quarter ending April 30, 2008 due to our lack of capital required to perform new clinical trials for our TP.2 lens platform. Research and development expenses consist primarily of accrued salaries and related expenses for personnel, patent expenses, materials, supplies and clinical trials used to develop, manufacture and test our product candidates. Research and development expenses may fluctuate from period to period due to the timing and nature of clinical trial expenditures and regulatory filings.

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

On each of July 18, 2006, August 9, 2006 and August 25, 2006, we issued a promissory note to an accredited investor in the aggregate principal amount of $200,000, $50,000 and $650,000, respectively (the "Notes"). The proceeds of the loan evidenced by the Notes were used for working capital purposes, and each Note bears interest at the rate of 5% per annum. On March 14, 2007, we entered into a settlement agreement with this investor, pursuant to which we converted the outstanding principal and interest due on the Notes into 775,910 shares of common stock and cancelled the Notes. We also agreed in the settlement agreement to cancel the investor's Pending Subscriptions to purchase up to 1,260,504 shares of our common stock for an aggregate purchase price of $1,500,000 and to issue to the investor 504,202 shares of our common stock in consideration for the payment of $600,000 to us by the investor. As of June 23, 2008, the investor had paid us $480,000, for which we had issued to the investor an aggregate of 403,361 shares of common stock.

On February 1, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of all of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note were used for working capital purposes, and the note bears interest at the rate of 12% per annum. The note became due on March 10, 2007. We have not made any payments on the principal or interest due on this note.

On March 20, 2007, we amended the provisions of our Series A Preferred Stock so that each share of Series A Preferred Stock is now convertible into ten shares of our common stock. This action effectively reduced our total capitalization by 5,000,000 shares. We also amended the provisions of our Series A Preferred Stock to delete the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006, and entered into a separate registration rights agreement with the holder of our Series A Preferred Stock whereby we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares. The holders of our Series A

Preferred Stock are entitled to request only one demand registration within any 12-month period, which demand registration we may postpone for a reasonable period of time not to exceed sixty (60) days if we determine in good faith that such demand registration would reasonably be expected to have a material adverse effect on any proposal or plan by our company to engage in any financing, acquisition or disposition of assets (other than in the ordinary course of business) or any merger, consolidation, tender offer or similar transaction or would require disclosure of any information that our Board of Directors determines in good faith the disclosure of which would be detrimental to our company. Upon a liquidation, dissolution or winding up of our company, whether voluntary or involuntary, the holders of our Series A Preferred Stock are entitled, before any distribution or payment is made upon any other securities, to be paid an amount equal to $3 per share for each share of Series A Preferred Stock then held by such holders. The terms of our Series A Preferred Stock also provide that no single holder may exercise such holder's conversion privilege to the extent that immediately following the conversion, such holder would be the beneficial owner of more than 4.999% of our outstanding common stock.

On July 25, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $4,000. The proceeds of the loan evidenced by the note were used for working capital purposes, and the note bears interest at the rate of 7% per annum. The principal and interest on the note are due and payable on July 24, 2008.

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

RELATED PARTY TRANSACTIONS

Dr. George Rozakis, the President, Chief Executive Officer and a director of our company, maintained offices for his private medical practice located at 25730 Lorain Road, North Olmsted, Ohio from December 2005 until the third quarter of our 2007 fiscal year. We paid certain administrative expenses in the aggregate amount of approximately $180,000 associated with this office.

On February 1, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $100,000. The proceeds of the loan evidenced by the note were used for working capital purposes, and the note bears interest at the rate of 12% per annum. The note became due on March 10, 2007. We have not made any payments on the principal or interest due on this note.

On July 25, 2007, we issued a promissory note to an accredited investor affiliated with The Regency Group LLC, the holder of a majority of the issued and outstanding shares of our Series A Preferred Stock, in the aggregate principal amount of $4,000. The proceeds of the loan evidenced by the note were used for working capital purposes, and the note bears interest at the rate of 7% per annum. The principal and interest on the note are due and payable on July 24, 2008.

During 2007, Dr. George Rozakis, the President, Chief Executive Officer and a director of the Company, advanced to the Company $4,618 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

During the first half of 2008, William Rozakis, the Chief Financial Officer and Secretary of the Company, advanced to the Company $4,177 to be used to pay for expenses of the Company. This is a non-interest bearing loan with no payment date.

On April 16, 2007, we entered into an equipment lease for certain research equipment, which lease requires monthly payments in the amount of approximately $925 for the term of the lease. Alexander Hatsis, our Medical Director, has made payments in the aggregate amount of $7,393 to the lender under the lease to satisfy our obligations thereunder. Our obligations to Mr. Hatsis are represented by a non-interest bearing note.

ITEM 3. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, the disclosure controls and procedures were effective in timely alerting them to material information relating to our company required to be included in the reports that are filed and submitted pursuant to the Exchange Act.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on June 23, 2008.

                          IMPLANTABLE VISION, INC.


                          By:/s/George Rozakis
                             ______________________________
                             Name:  Dr. George Rozakis
                             Title: Chief Executive Officer


                          By:/s/William Rozakis
                             ______________________________
                             Name:  Williaim Rozakis
                             Title: Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT NO.                       DESCRIPTION

   31.1         Certification  of our  Chief  Executive  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2         Certification  of our  Chief  Financial  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1         Certification  of our  Chief  Executive  Officer  pursuant  to
                Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2         Certification  of our  Chief  Financial  Officer  pursuant  to
                Section 906 of the Sarbanes-Oxley Act of 2002.