Form 10KSB/A
period 2007-07-31
Implantable Vision, Inc.
filed 2008-07-11
CIK 352912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                 Amendment No. 1


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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007, as originally filed with the Securities and Exchange Commission (the "SEC") on November 13, 2007 (the "Annual Report"), for the purpose of responding to certain comments that we received from the SEC on May 29, 2008 and June 19, 2008.

     Specifically, this Amendment No. 1 amends the Annual Report as follows:

         o The Auditor's Report of Jaspers & Hall, PC contained in Part II, Item 7 of the Annual Report is being amended to: (i) specifically indicate that our auditors audited the statements of operations, cash flows and changes in stockholders' equity for each of the years ended July 31, 2007 and July 31, 2006 and the cumulative data for the period from September 1, 2005 (inception date) to July 31, 2007; and (ii) indicate the city and state from which the report was issued.

         o The financial statements contained in Part II, Item 7 of the Annual Report are being amended to reflect the removal of the amounts that were erroneously recorded as accumulated depreciation relating to the amortization of the phakic refractive lens (the "PRL") that we acquired from CIBA Vision AG in June 2006.

         o The paragraph entitled "Intangible Assets" contained in Note 1 of our Financial Statements in Part II, Item 7 of the Annual Report is being amended to: (i) affirmatively state that we test our intangible assets for impairment on an annual basis; and (ii) remove the reference to the amortization of the PRL.

         o The paragraph entitled "Intangible Assets" contained under the heading "Critical Accounting Policies" in Part II, Item 6 of the Annual Report is being amended to affirmatively state that we test our intangible assets for impairment on an annual basis.

         o Note 2 of our Financial Statements contained in Part II, Item 7 of the Annual Report, and the section entitled "Financial Condition, Liquidity and Resources" contained in Part II, Item 6 of the Annual Report, are being amended to provide additional disclosure regarding the provisions of our Series A Convertible Preferred Stock and the registration rights granted to the holders thereof.

         o Item 8A of the Annual Report is being amended to remove the reference to the Attestation Report of Jaspers & Hall, PC.

     New certifications of our principal executive officer and principal financial officer have been attached as exhibits to this Amendment No. 1. Except as set forth above, no other material changes have been made to the Annual Report. This Amendment No. 1 continues to speak as of the date of the Annual Report and we have not updated the disclosure in this Amendment No. 1 to reflect events which occurred following the date of the Annual Report. Accordingly, this Amendment No. 1 should be read together with all other filings we have made with the SEC subsequent to the filing date of the Annual Report.

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

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE ANTICIPATE THAT THOSE LOSSES WILL CONTINUE.

We incurred cumulative operating losses through July 31, 2007 of $3,357,130, and we expect to continue incurring such losses for the foreseeable future until sufficient sales of our products are achieved. Our product candidates are not yet approved for commercial sale, and, as a result, we have not yet commenced manufacturing or sales of them. Our limited operating history makes the prediction of future operating results and prospects difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

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

GENERAL & ADMINISTRATIVE. Our net loss for the fiscal year ended July 31, 2007 was $2,422,383 versus $934,747 for the fiscal year ended July 31, 2006. The increase in net loss is primarily due to increased professional fees primarily relating to the additions of key consultants involved in assisting management with the day-to-day operations, the issuance of options to purchase up to 350,000 shares of our common stock with an exercise price of $1.19 per share resulting in a $359,409 stock-based compensation expense, and amortization of our intellectual property, and the fact that we engaged in limited operations during the first quarter of the 2006 fiscal year.

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

In March 2007, we amended the provisions of our Series A Preferred Stock so that each share of Series A Preferred Stock is now convertible into ten shares of our common stock. This action effectively reduced our total capitalization by 6,000,000 shares. We also amended the provisions of our Series A Preferred Stock to delete the requirement that we register all of the shares of common stock issuable upon conversion of our Series A Preferred Stock by June 30, 2006, and entered into a separate registration rights agreement with the holder of our Series A Preferred Stock whereby we granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares. The holders of our Series A Preferred Stock are entitled to request only one demand registration within any 12-month period, which demand registration we may postpone for a reasonable period of time not to exceed sixty (60) days if we determine in good faith that such demand registration would reasonably be expected to have a material adverse effect on any proposal or plan by our company to engage in any financing, acquisition or disposition of assets (other than in the ordinary course of business) or any merger, consolidation, tender offer or similar transaction or would require disclosure of any information that our Board of Directors determines in good faith the disclosure of which would be detrimental to our company. Upon a liquidation, dissolution or winding up of our company, whether voluntary or involuntary, the holders of our Series A Preferred Stock are entitled, before any distribution or payment is made upon any other securities, to be paid an amount equal to $3 per share for each share of Series A Preferred Stock then held by such holders. The terms of our Series A Preferred Stock also provide that no single holder may exercise such holder's conversion privilege to the extent that immediately following the conversion, such holder would be the beneficial owner of more than 4.999% of our outstanding common stock.

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

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments, which are performed annually. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Implantable Vision, Inc.

We have audited the accompanying  balance sheet of Implantable  Vision,  Inc. (a
Development Stage Company) as of July 31, 2007 and 2006 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended and for the period September 1, 2005 to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Implantable Vision, Inc. at July 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period of September 1, 2005 (date of inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

Denver, Colorado
November 13, 2007 *

* Except for Note 11, for which the date is June 25, 2008.

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                                 Balance Sheet

                                                                                                 Audited
                                                                                                   July
                                                                                         2007               2006
                                                                                     --------------    ---------------
                                                                                       Restated
ASSETS:
Current Assets:
    Cash                                                                             $       4,410     $       92,859
                                                                                     --------------    ---------------

        Total Current Assets                                                                 4,410             92,859
                                                                                     --------------    ---------------

Fixed Assets:
     Property & Equipment                                                                  133,014             45,114
     Less Accumulated Depreciation                                                         (26,136)            (4,512)
                                                                                     --------------    ---------------

          Total Fixed Assets                                                               106,878             40,602
                                                                                     --------------    ---------------

Other Assets:
    CIBA Patent                                                                          1,000,000          1,000,000
    Retainer                                                                                 2,000                  -
                                                                                     --------------    ---------------

        Total Other Assets                                                               1,002,000          1,000,000
                                                                                     --------------    ---------------

TOTAL ASSETS                                                                         $   1,113,288     $    1,133,461
                                                                                     ==============    ===============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
    Accounts Payable                                                                 $     710,217     $      110,289
    Accrued Interest Payable                                                                12,491                  -
    Notes Payable - Related Party                                                          104,000            200,000
    Advances Payable - Related Party                                                         4,618                  -
    Equipment Lease Loan                                                                    26,105                  -
                                                                                     --------------    ---------------

        TOTAL CURRENT LIABILITIES                                                          857,431            310,289
                                                                                     --------------    ---------------

 Stockholders Equity (Deficit):
    Preferred Stock,  $.001 par value,  100,000,000  shares  authorized Series A
       Convertible preferred stock 1,000,000 shares
       issued and outstanding July 31,2006                                                   1,000              1,000
    Common stock, $.001 par value, 150,000,000 shares authorized
        33,111,215 shares issued and outstanding July 31, 2007 and                          33,112             31,850
        31,849,171 shares issued and outstanding July 31, 2006
    Stocks to be issued                                                                      1,554              2,311
    Subscription Receivable                                                             (1,450,000)        (2,750,000)
    Additional Paid-In Capital                                                           5,026,962          4,472,644
    Accumulated deficit                                                                 (3,356,771)          (934,633)
                                                                                     --------------    ---------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               255,857            823,172
                                                                                     --------------    ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                   $   1,113,288     $    1,133,461
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

                            IMPLANTABLE VISION, INC.
                     (Formerly Baymark Technologies, Inc.)
                         (A Development Stage Company)
                            Statement of Operations

                                                                                               September 1, 2005
                                                             Restated                            (Inception) to
                                                             July 31,          July 31,             July 31,
                                                              2007               2006                 2007
                                                          --------------     --------------      ---------------

REVENUE:
    Sales                                                             -      $           -       $            -
                                                          --------------     --------------      ---------------

TOTAL INCOME                                                          -                  -                    -
                                                          --------------     --------------      ---------------

OPERATING EXPENSES:
     Research and Development Expense                           757,389             88,164              845,553
     Administrative Expense                                   1,664,994            846,583            2,511,577
                                                          --------------     --------------      ---------------

TOTAL EXPENSES                                                2,422,383            934,747            3,357,130
                                                          --------------     --------------      ---------------

NET LOSS FROM OPERATIONS                                     (2,422,383)          (934,747)          (3,357,130)
                                                          --------------     --------------      ---------------

OTHER INCOME/EXPENSES:
     Interest Income                                                245                114                  359
                                                          --------------     --------------      ---------------

NET OTHER INCOME/EXPENSE                                            245                114                  359
                                                          --------------     --------------      ---------------

NET GAIN/LOSS                                             $  (2,422,138)     $    (934,633)      $   (3,356,771)
                                                          ==============     ==============      ===============

PER SHARE INFORMATION:
     Weighted average number
     of common shares outstanding                            32,087,105         20,653,853
                                                          --------------     --------------

Net Loss per common share                                 $       (0.08)     $       (0.04)
                                                          ==============     ==============









  The accompanying notes are an integral part of these financial statements.

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                                 July 31, 2007
                                    Restated

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
                                      ============ ========= ===============  ===============

                                                                                                    Deficit
                                                                                                  Accumulated
                                                  Issuable                         Additional     During the
                                                Common Stock        Subscription     Paid-In      Development
                                         # of Shares     Amount      Receivable      Capital         Stage
                                         -------------- ---------- --------------- -------------  -------------
Balance - September 1, 2005                          -  $       -  $            -  $          -   $          -

Recapitalization                                     -          -               -      (476,163)             -
Shares issued to Directors                           -          -               -             -
Stock issued for Acquisition                         -          -               -       445,000              -
Stock issued for cash                                -          -               -     1,756,118
Subscriptions receivable                     2,310,924      2,311      (2,750,000)    2,747,689              -
Net Loss for Year                                    -          -               -             -       (934,633)
                                         -------------- ---------- --------------- -------------  -------------

Balance - July 31, 2006                      2,310,924      2,311      (2,750,000)    4,472,644       (934,633)
                                         -------------- ---------- --------------- -------------  -------------

Stock Options Issued                                 -          -               -       345,591              -
Stock Subscription Cancelled                (1,260,504)    (1,261)      1,500,000    (1,498,739)             -
Stock to be issued for converted note          756,303        756               -       899,244              -
Stock Subscription Receivable                  504,202        504        (600,000)      599,496              -
Stock to be issued for accrued interest         19,607         20                        30,712              -
Receipt of Subscription Receivable             168,067        168         200,000          (168)             -
Stock to be issued for cash                   (943,977)      (944)              -             -              -
Stock issued for service contract                    -          -               -       178,350              -
Receipt of Subscription Receivable                   -          -         200,000          (168)             -
Net Loss for Year                                    -          -               -             -     (2,422,138)
                                         -------------- ---------- --------------- -------------  -------------

Balance - July 31, 2007                      1,554,622  $   1,554  $   (1,450,000) $  5,026,962   $ (3,356,771)
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

                            IMPLANTABLE VISION, INC.
                      (Formerly Baymark Technologies, Inc.)
                          (A Development Stage Company)
                            Statement of Cash Flows

                                                                                                          September 1, 2005
                                                                         Restated                           (Inception) to
                                                                          July 31,          July 31,          July 31,
                                                                            2007              2006              2007
                                                                        --------------    -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                                           $(2,422,138)     $ (934,633)      $  (3,356,771)
     Stock and options issued for services                                    524,091              10             524,101
     Stock issued for interest                                                 30,732               -              30,732
     Depreciation                                                              21,624           4,512              26,136
     Adjustments to reconcile net loss to cash (used) provided by by operating activities:
     Increase in accounts payable and accrued expenses                        612,419         110,289             722,708
    (Increase) in Retainer                                                     (2,000)              -              (2,000)
                                                                        --------------    -------------     --------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                           (1,235,272)       (819,822)         (2,055,094)
                                                                        --------------    -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Property                                                      (87,900)        (45,114)           (133,014)
 Payments for acquisition net of liabilities assumed                                -        (474,800)           (474,800)
    Purchase of Patents                                                             -      (1,000,000)         (1,000,000)
                                                                        --------------    -------------     --------------

NET CASH USED FOR INVESTING ACTIVITIES                                        (87,900)     (1,519,914)         (1,607,814)
                                                                        --------------    -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Notes Payable                                               900,000         200,000          1,100,000
    Payments on Notes Payable                                                 (96,000)              -            (96,000)
    Loan for Leased Equipment                                                  26,105               -             26,105
    Proceeds from stock subscriptions                                         400,000       2,232,595          2,632,595
    Proceeds from Loans from Officers                                           4,618               -              4,618
                                                                        --------------    -------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,234,723       2,432,595          3,667,318
                                                                        --------------    -------------     --------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                       (88,449)         92,859              4,410

BEGINNING CASH & CASH EQUIVALENTS                                              92,859               -                  -
                                                                        --------------    -------------     --------------

ENDING CASH & CASH EQUIVALENTS                                          $       4,410     $    92,859       $      4,410
                                                                        ==============    =============     ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                             $           -     $         -       $          -
                                                                        ==============    =============     ==============
     Cash paid for Income Taxes                                         $           -     $         -       $          -
                                                                        ==============    =============     ==============

NON-CASH TRANSACTIONS
     Common stock issued for services                                   $           -     $        10       $         10
                                                                        ==============    =============     ==============

     Common stock issued for debt conversion                            $     900,000     $         -       $    900,000
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

INTANGIBLE ASSETS:

We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments, which are performed annually. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets.

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

In March 2007, the Company amended the provisions of its Series A Preferred Stock so that each share of Series A Preferred Stock is now convertible into ten shares of common stock. This action effectively reduced the Company's total capitalization by 6,000,000 shares. The Company also amended the provisions of its Series A Preferred Stock to delete the requirement that it register all of the shares of common stock issuable upon conversion of its Series A Preferred Stock by June 30, 2006, and entered into a separate registration rights agreement with the holder of its Series A Preferred Stock whereby it granted to such holder demand registration rights beginning after December 31, 2007 and piggy-back registration rights beginning immediately with respect to such shares. The holders of Series A Preferred Stock are entitled to request only one demand registration within any 12-month period, which demand registration the Company may postpone for a reasonable period of time not to exceed sixty (60) days if it determines in good faith that such demand registration would reasonably be expected to have a material adverse effect on any proposal or plan by the Company to engage in any financing, acquisition or disposition of assets (other than in the ordinary course of business) or any merger, consolidation, tender offer or similar transaction or would require disclosure of any information that the Company's Board of Directors determines in good faith the disclosure of which would be detrimental to the Company. Upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled, before any distribution or payment is made upon any other securities, to be paid an amount equal to $3 per share for each share of Series A Preferred Stock then held by such holders. The terms of the Series A Preferred Stock also provide that no single holder may exercise such holder's conversion privilege to the extent that immediately following the conversion, such holder would be the beneficial owner of more than 4.999% of the Company's outstanding common stock. None of these shares have been converted as of July 31, 2007.

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

Note 10 - EQUITY INCENTIVE PLAN:
          ---------------------

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

Note 11 - RESTATEMENT OF FINANCIAL STATEMENTS:
          -----------------------------------

The financial statements of the Company for the fiscal year ended July 31, 2007 have been restated to remove previously deducted amortization expenses in the amount of $90,909.

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

(4) Includes $45,129 in salary owed to Dr. Rozakis during the 2007 fiscal year that has been accrued until such time as we complete a significant financing event.

(5) Includes $11,448 in salary owed to Mr. Rozakis during the 2007 fiscal year that has been accrued until such time as we complete a significant financing event.

(6) Includes $100,000 in salary owed to Mr. Kaeni during the 2007 fiscal year that has been accrued until such time as we complete a significant financing event, and $78,250 in salary owed to Mr. Kaeni during the 2006 fiscal year that was paid to him during fiscal 2007.

(7) Includes $36,000 in salary owed to Mr. Valyunin during the 2007 fiscal year that has been accrued until such time as we complete a significant financing event, and $18,400 in salary owed to Mr. Valyunin during the 2006 fiscal year that was paid to him during fiscal 2007.

(8) Includes $46,500 in salary owed to Mr. Valyunin during the 2007 fiscal year that has been accrued until such time as we complete a significant financing event, and $21,438 in salary that was owed to Mr. Hatsis during the 2006 fiscal year that was paid to him during fiscal 2007.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York, New York, on July 9, 2008.



                                         IMPLANTABLE VISION, INC.


                                         By:/s/Dr. George Rozakis
                                         ______________________________
                                         Name:    Dr. George Rozakis
                                         Title:   Chief Executive Officer


                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our company and in the capacities and on the dates stated:

SIGNATURE                                        TITLE                              DATE
---------                                        -----                              ----


/s/Dr. George Rozakis
------------------------          Chief Executive Officer, President and      July 9, 2008
Dr. George Rozakis                Director (Principal Executive Officer)


/s/William Rozakis
-------------------------         Chief Financial Officer (Principal          July 9, 2008
William Rozakis                   Financial Officer)


       *
-------------------------         Director                                    July 9, 2008
Igor Valyunin


       *
-------------------------         Director                                    July 9, 2008
Jerry Kaeni


*/s/William Rozakis
-------------------------
Name: William Rozakis
As: Attorney-in-Fact

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

21.1     List of Subsidiaries.(1)

31.1     Certification  of the Company's  Chief  Executive  Officer  pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2     Certification  of the Company's  Chief  Financial  Officer  pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1     Certification  of the Company's  Chief  Executive  Officer  pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2     Certification  of the Company's  Chief  Financial  Officer  pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.(1)
---------------------------------
(1)      Filed herewith.